Form 10QSB
period 2001-02-28
PULTRONEX CORP
filed 2001-04-13
CIK 1098686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly report under section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2001

                       Commission file number: 1.333-57142

                              PULTRONEX CORPORATION
        (Exact name of small business issuer as specified in its charter)


                       NEVADA                    98-0219399
              (State of Incorporation)     (I.R.S. Employer ID No.)


                2305 - 8th Street, Nisku, Alberta, Canada T9E 7Z3
                    (Address of principal executive offices)


                                  780-955-7374
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 11, 2001, the Registrant had 4,212,755 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X

PULTRONEX CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION

          Item 1. Consolidated Balance Sheet as of February 28, 2001 (unaudited) and August 31, 2000

                  Consolidated Statement of Operations for the six months period ended February 28, 2000 and 2001 (unaudited)

                  Consolidated Statement of Cash Flow for the six months period ended February 28, 2000 and 2001 (unaudited)

                  Notes to Condensed Consolidated Financial Statements as of February 28, 2001

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART  II. OTHER INFORMATION

          Item 1. Legal Proceedings

          Item 2. Changes in Registrant's Securities

          Item 3. Default on Senior Securities

          Item 4. Submission of Matters to a Vote of Securities Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

          Signatures

Pultronex Corporation
Consolidated Balance Sheets
As at February 28, 2001 and August 31, 2000
--------------------------------------------------------------------------------
(Expressed in U.S. dollars)

                                                      February 28    August 31,
                                                             2001         2000
                                                                $            $
                                                       (Unaudited)
Assets
Current assets
  Accounts receivable                                     687,531     1,096,675
  Prepaid expenses and deposits                           245,703       162,629
  Income taxes recoverable                                  5,497         4,622
  Inventory                                             2,264,243     2,057,014
  Deferred tax asset                                      152,046       158,005
                                                        ---------     ---------
                                                        3,355,020     3,478,945
Deferred tax asset                                         54,317        56,241
Capital assets                                            658,137       603,247
                                                        ---------     ---------
                                                        4,067,474     4,138,433
                                                        =========     =========

Liabilities
Current liabilities
  Bank indebtedness                                     1,061,901       874,309
  Trade accounts payable                                  604,747       676,322
  Other payables and accrued liabilities                   43,779        35,825
  Current portion of obligation under capital leases        7,510         7,805
  Current portion of long-term debt                        45,768        47,561
                                                        ---------     ---------
                                                        1,763,705     1,641,822
Obligation under capital leases                             2,511         6,415
Long-term debt                                            220,962       102,982
Other long-term obligations                                32,682        33,963
Deferred tax liability                                     63,220        65,698
                                                        ---------     ---------
                                                        2,083,080     1,850,880
                                                        ---------     ---------
Shareholders' Equity
Preferred stock - $.001 par value, 1,000,000 shares authorized
Common stock - $.001 par value, 200,000,000 shares authorized,
  4,130,755 issued and outstanding                          4,130         4,130
Additional paid-in capital                              2,734,867     2,510,367
Deficit                                                  (688,700)     (252,265)
Accumulated other comprehensive (loss) income             (65,903)       25,321
                                                        ---------     ---------
                                                        1,984,394     2,287,553
                                                        ---------     ---------
                                                        4,067,474     4,138,433
                                                        =========     =========


The accompanying notes are an integral part of the financial statements

Pultronex Corporation
Consolidated Statements of Operations
(Unaudited)
Period ended February 28
--------------------------------------------------------------------------------
(Expressed in U.S. dollars)

                                                     Three months                 Six months
                                                  2001          2000          2001          2000
                                                     $             $             $             $
Revenue                                        399,741       427,807     1,283,623       858,144
Cost of goods sold - exclusive of depreciation
   shown separately below                      260,541       269,321       883,262       514,910
                                               -------       -------       -------       -------
Gross margin                                   139,200       158,486       400,361       343,234
                                               -------       -------       -------       -------
Operating expenses
  Selling, general and administration          386,457       404,237       738,427       601,592
  Interest and other                            28,953        34,200        28,254        50,767
  Depreciation                                  19,197        18,081        38,434        36,023
  Provision for doubtful accounts               33,281          --          34,527          --
                                               -------       -------       -------      --------
                                               467,888       456,518       839,642       688,382
                                               -------       -------       -------       -------
                                              (328,688)     (298,032)     (439,281)     (345,148)
Other (income) expense                          (1,366)      (10,438)       (2,846)      (10,438)
                                              --------      --------      --------      --------
Loss before income taxes                      (327,322)     (287,594)     (436,435)     (334,710)
                                              --------      --------      --------      --------
Income taxes
  Deferred                                        --         (93,871)         --        (109,502)
                                              --------      --------      --------      --------
                                                  --         (93,871)         --        (109,502)
                                              --------      --------      --------      --------
Net loss for the period                       (327,322)     (193,723)     (436,435)     (225,208)
                                              ========      ========      ========      ========
Basic loss per share                             (0.08)        (0.05)        (0.11)        (0.06)
                                              ========      ========      ========      ========
Average shares outstanding for the period    4,130,755     3,567,922     4,130,755     3,567,922
                                             =========     =========     =========     =========



The accompanying notes are an integral part of the financial statements

Pultronex Corporation
Consolidated Statements of Cash Flow
(Unaudited)
Period ended February 28
--------------------------------------------------------------------------------
(Expressed in U.S. dollars)

                                                         Six months
                                                      2001        2000
                                                         $           $
Cash provided by (used in)

Operating activities
 Net (loss) earnings for the period               (436,435)   (225,208)
 Items not affecting cash
  Depreciation                                      38,434      36,023
  Future income taxes                                   --    (109,502)
  Stock compensation                               132,667          --
                                                   -------     -------
                                                  (264,834)   (298,687)

Net change in non-cash working capital items        84,684    (336,063)
                                                   -------     -------
                                                  (180,650)   (634,750)
                                                   -------     -------
Financing activities
  Increase (decrease) in bank indebtedness         187,592    (248,058)
  Issuance of common shares                         (8,000)  1,046,888
  Proceeds from long term debt                     146,096          --
  Repayment of long term debt                      (29,910)    (23,886)
  Repayment of obligations under capital lease      (4,198)     (3,765)
                                                  --------    --------
                                                   291,580     771,179
                                                  --------    --------
Investing activities
  Purchase of capital assets                      (110,930)   (136,429)
                                                   -------     -------
                                                  (110,930)   (136,429)
                                                   -------     -------
Change in cash and cash at end of period                (0)         (0)
                                                   =======     =======


The accompanying notes are an integral part of the financial statements

Pultronex Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
February 28, 2001


1.   Basis of presentation

     The unaudited financial statements for the three month and six month periods ended February 28, 2001 have been prepared in accordance with United States generally accepted principles and on the same basis as the audited financial statements prepared for the year ended August 31, 2000. In the opinion of management, these unaudited financial statements include all adjustments necessary for fair presentation of the financial position, results of operations and cash flows for the period ended February 28, 2001. The results of operations for the six months ended February 28, 2001 are not necessarily indicative of results that may be achieved for the year ending August 31, 2001, or any future period.

2.   Foreign currency translation

     The functional currency of the Company is the Canadian dollar. Translation of balance sheet amounts to U.S. dollars is based on the exchange rate as of each balance sheet date. The rate used was 1.5299 as at February 28, 2001 and was 1.4722 as at August 31, 2000. Revenue, expenses and cash flow amounts are translated at the average exchange rate for the period. The rate used was 1.5143 for the 6 months ended February 28, 2001 and was
     1.4714 for the same period in 2000. Transaction gains and losses are included as a separate component of shareholders equity entitled other comprehensive income. There is no resulting tax from these translation gains and losses.

3.   Inventory


                                              2001                   2000
                                                  $                      $

       Raw materials                        347,907                289,616
       Finished goods                     1,916,336              1,767,398
                                          --------------------------------
                                          2,264,243              2,057,014
                                          ================================

4.    Shareholders' equity

                                             Aug 31, 2000        Period    Feb 28, 2001

      Number of shares                          4,130,755            -      4,130,755
                                                =======================================

      Share Capital                           $     4,130    $        -    $     4,130
      Additional paid-in capital                2,510,367            -       2,510,367
      Deficit                                    (252,265)    (303,768)       (556,033)
      Other comprehensive Income (loss)            25,322      (91,225)        (65,903)
                                              -----------------------------------------

                                              $ 2,287,553    $ 394,993)    $ 1,892,561
                                              =========================================


       On February 22, 2000, the Company filed a Form SB-2 Registration Statement registering 1,800,400 shares of common stock. The Registration Statement became effective January 19, 2001.

     Stock option plan

     The Company adopted a stock option plan on December 15, 1999. The plan reserved 2,000,000 shares for grant or issuance upon the exercise of options granted under the plan. Stock options will be granted by the Board of Directors or a compensation committee of the Board of Directors. The exercise price for options will be the fair market value of the common stock at the time of the grant if a public market develops for the stock or not less than the most recent price at which the Company had sold its common stock. On March 1, 2001, the Board of Directors adopted a resolution to increase the number of shares reserved under the plan from 2,000,000 to 2,500,000.

     During the period:

     a) 1,615,000 options were granted to officers and directors, and 221,080 options were granted to other employees of the Company. Options granted vest between January 29, 2001 and 2005 and have an average exercise price of $1.16 per share.

     b) 263,500 options were granted to advisors and consultants of the company for past and future services valued at $224,500, or an average of $0.85 per option. Options granted vest between January 29, 2001 and January 29, 2003 and have an average exercise price of $1.14 per share. The distribution to the financial statements of the $224,500 is as follows:

                Capital assets                                $   6,000
                Prepaid expense                                  85,833
                Sales, general and administration               132,667
                                                                -------
                Additional paid-in capital                    $ 224,500
                                                              =========

5.   Subsequent events

     During the month of March 2001, 82,000 common shares were issued on the exercise of options for consideration of $118,000. In addition, 30,000 warrants were exercised for $60,000, which resulted in the issue of 30,000 common shares. No options were issued in relation to the exercise of the warrants.

Item 2. Management Discussion and Analysis of Financial Condition and Results ------ of Operations

These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance for its EZ-Deck product and new products recently introduced. They also include the Company's current dependence on few product lines; its ability to secure an adequate supply of raw materials to meet market demand; and the influence economic conditions may have on market demand.

Overview
--------

Pultronex Corporation designs, engineers, and markets fiberglass reinforced composite products for use in residential, commercial, and light industrial applications. The company's strength is its ability to quickly and effectively apply its intellectual property to meet market demands with long life, high performance products. The company's proprietary products are E-Z Deck(R) and E-Z Rail(R) for residential, commercial and marine applications; WaterFront(R) sheet piling for seawalls and retaining walls; and Ultra Plank(R) for use as scaffolding and stadium or portable seating.

Revenue consists of sales net of returns and discounts. Cost of goods sold consists of raw materials and direct labor and manufacturing costs, excluding depreciation. Selling, general and administration expenses are evenly distributed between sales and marketing expenses and administration expenses. The Company operates a seasonal business as it is closely related to the construction industry, which is highly dependent on the weather. Based on our short history, the Company defines its high season to be between March and August of each year, where 70% of its total annual sales are made.


Three and Six months ended February 28, 2001, compared with Three and Six months ended February 28, 2000
--------------------------------------------------------------------------------

REVENUES Revenues for the three-month period ending February 28, 2001, decreased by 6.5% to $399,741 compared with $427,807 for the same period ending February 29, 2000. For the six-month period ended February 28, 2001, revenues increased 49.6% to $1,283,623 from $858,144 for the six months ended February 29, 2000. The decrease in revenue for the quarter ended February 28, 2001 over the same period in the previous year was due to the elimination of our "early booking" stocking program. That program accounted for approximately $200,000 in revenue for the three-month period ending February 29, 2000. The $426,000 increase in revenues for the six-month period ending February 28, 2001 compared with the same period last year was attributable to increased sales of our Sheet Piling product in 2001.

COST OF GOODS Sold Cost of Goods Sold for the three months ending February 28, 2001 were $260,541 or 65.2% of revenue. This compares with $269,321 or 62.9% of revenue for the three months ending February 29, 2000. For the six-months ending February 28, 2001, the cost of goods sold were $883,262 or 68.8% of revenue. For the same six-month period ending February 29, 2000, the cost of goods sold was 60.0% of revenue or $514,910. The increase in the cost of goods sold for the period is due to the lower gross margin on sales of sheet piling and increases in the cost of raw materials absorbed by the company to maintain its product market price.

GROSS MARGIN For the three-month period ending February 28, 2001, the gross margin percentage decreased to 34.8% of revenue compared with 37.1% for the same period in year 2000. The six-month year to date gross margin was $400,361 (31.2% of revenue) in 2001 compared with $343,234 (40.0% of revenue) for the same six-month period in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the three-month period ending February 28, 2001 were $386,457 which consisted of $253,790 for operations and a non-recurring charge of $132,667 for stock options issued to consultants and advisors for past services. This compares with $404,237 for the three-month period ending February 29, 2000 which consisted of $272,237 for operations and non-recurring charges of $76,000 for shares issued to employees, and $56,000 for professional fees. For the six-month period ending February 28, 2001, selling, general and administrative expenses increased to $738,427 from $601,592 for the same period ending February 29, 2000.

The increase in selling, general, and administrative expenses includes $38,000 in added selling expenses to develop the southeast U.S. market and added administrative expenses of $90,000 compared with the six-month period ended February 29, 2000. The increase in administrative expenses was mostly due to the addition of two senior positions in management, which accounted for $30,000 and non-recurring charges of $52,000 in additional professional fees incurred with respect to completing the SB-2 Registration obtained on January 19, 2001. Overall, selling, general and administrative expenses as a percentage of revenues decreased to 47.8% in 2001 from 70.1% in 2000.

INTEREST EXPENSE AND OTHER The Company includes in interest expense interest paid on all debt servicing and gains or losses on foreign exchange. Interest expense for the three-months ended February 28, 2001 was $28,953 and for the six month period was reduced to $28,254. This anomaly is the result of gains of $22,000 on foreign exchange due to the weakness of the Canadian dollar relative to the U.S. dollar. For the three-months ended February 29, 2000, interest expense was $34,200 and $50,767 for the six-month period ended February 29, 2000.

NET LOSS Net loss, before taxes, was $436,435 for the six-month period ending February 28, 2001 compared with $334,710 for the same period in 2000. For the three-months ending February 28, 2001, the net loss before taxes was $327,322 compared with $287,594 for the same period ending February 29, 2000. The increase in loss was due to non-recurring and non-cash charges of $184,667 related to the SB-2 filing, the issue of options to consultants and the reduction of gross margin.


Liquidity and Capital Resources
-------------------------------

The Company's total assets remained at approximately $4.0 million as at February 28, 2001. Accounts receivable were $687,531, a reduction of $409,144 from the August 31, 2000 balance of $1,096,675. Inventory increased by $207,229 from August 31, 2000 to $2,264,243 at February 28, 2001, in preparation for the upcoming season. An additional investment of $110,930 to improve equipment resulted in an increase in capital assets.

The Company has historically financed its operations and growth with issuance of common shares, borrowings under its credit facility and normal trade credit terms.

The Company's cash flow used in operating activities during the six months ended February 28, 2001 was $188,650 compared to $634,750 for the six months ended February 29, 2000. Higher revenues and accelerated collection of our accounts receivable contributed to the reduction of cash used in operations. Operating capital used to increase inventory levels in preparation for the upcoming busy season was $207,229 for the six months ended February 28, 2001.

The Company's short-term borrowing requirements are affected by the seasonality of its business. The Company currently maintains a credit facility, which provides for borrowing of up to $1.35 million for working capital. In addition, the Company may obtain additional term financing totaling $306,000 to finance equipment purchases. The Company borrowed $146,096 of the $306,000 during the first quarter of fiscal 2001.

Capital expenditures for the six month period ended February 28, 2001 totaled $110,930 compared to $136,429 for the same period in 2000. Most expenditures were to upgrade pultrusion equipment. Although the facility located in Canada has not yet reached maximum capacity, management believes that in order to accelerate its market penetration, the Company will need to have a manufacturing presence in the United States. To establish this manufacturing presence in the United States, the Company estimates that its aggregate capital requirements in 2001 and 2002 will total approximately $3.3 million. Approximately $2.5 million of which is expected to be committed in the calendar year of 2001.


PART  II - Other Information

Item 1.      Legal Proceedings:                                        None

Item 2.      Changes in Registrant's Scurities:                        None

Item 3.      Defaults on Senior Securities:                            None

Item 4.      Submission of Matters to a Vote of Securities Holders:    None

Item 5.      Other Information:                                        None

Item 6.      Exhibits and Reports on Form 8-K:                         None


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
                                             PULTRONEX CORPORATION


Date : April 11, 2001                     /s/ Kuldip Delhon
                                          ------------------
                                          Kuldip Delhon, Chief Executive Officer



Date: April 11, 2001                      /s/ Luc Guilbault
                                          -----------------
                                          Luc Guilbault, Chief Financial Officer