Form 10QSB
period 2001-05-31
PULTRONEX CORP
filed 2001-07-16
CIK 1098686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2001

                        Commission file number: 000-32247


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


 Indicate by a check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

     As of July 10, 2001, the Registrant had 4,248,115 shares of Common Stock outstanding.

       Transitional Small Business Disclosure format (check one): Yes No X

                              PULTRONEX CORPORATION

                                      INDEX

PART I.FINANCIAL INFORMATION

       Item 1. Consolidated Balance Sheets as at May 31, 2001 (unaudited) and August 31, 2000

               Consolidated Statements of Operations for the nine-month periods ended May 31, 2000 and 2001 (unaudited)

               Consolidated Statements of Cash Flow for the nine-month periods ended May 31, 2000 and 2001 (unaudited)

               Notes to Condensed Consolidated Financial Statements as at May 31, 2001

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II. OTHER INFORMATION


          Item 1. Material developments in connection with legal proceedings

          Item 2. Material modification of rights of registrant's securities

          Item 3. Defaults on senior securities

          Item 4. Submission of matters to a vote of security holders

          Item 5. Other information

          Item 6. Exhibits and reports on Form 8-K


          Signatures

Pultronex Corporation
Consolidated Balance Sheets
As at May 31, 2001 and August 31, 2000
-------------------------------------------------------------------------------
(Expressed in U.S. dollars)


                                                                   May 31,       August 31,
                                                                      2001             2000
                                                                         $                $
                                                                (unaudited)
 Assets
 Current assets
    Accounts receivable                                            679,987        1,096,675
    Prepaid expenses and deposits                                  228,812          162,629
    Income taxes recoverable                                           327            4,622
    Inventory                                                    2,348,284        2,057,014
    Deferred tax asset                                                   -          158,005
                                                                ----------------------------
                                                                 3,257,410        3,478,945
 Deferred tax asset                                                      -           56,241
 Capital assets                                                    637,245          603,247
                                                                ----------------------------
                                                                 3,894,655        4,138,433
                                                                ============================
 Liabilities
 Current liabilities
    Bank indebtedness                                            1,007,151          874,309
    Trade accounts payable                                         521,966          676,321
    Other payables and accrued liabilities                          94,256           35,825
    Current portion of obligation under capital leases               7,432            7,805
    Current portion of long-term debt                               89,922           47,561
                                                                ----------------------------
                                                                 1,720,727        1,641,821
 Obligation under capital leases                                       608            6,415
 Long-term debt                                                    230,172          102,982
 Other long-term obligations                                        32,342           33,963
 Deferred tax liability                                                  -           65,698
                                                                ----------------------------
                                                                 1,983,849        1,850,879
                                                                 ----------------------------
 Shareholders' Equity
 Preferred stock - $.001 par value, 1,000,000 shares authorized
 Common stock -  $.001 par value, 200,000,000 shares authorized,
      4,248,115 issued and outstanding                               4,248            4,131
 Additional paid-in capital                                      2,918,309        2,510,367
 Deficit                                                          (932,161)        (252,265)
 Accumulated other comprehensive (loss) income                     (79,590)          25,321
                                                                -----------------------------
                                                                -----------------------------
                                                                 1,910,806        2,287,554
                                                                -----------------------------
                                                                -----------------------------
                                                                 3,894,655        4,138,433
                                                                =============================


    The accompanying notes are an integral part of the financial statements.

Pultronex Corporation
Consolidated Statements of Operations
(Unaudited)
Period ended May 31
--------------------------------------------------------------------------------
(Expressed in U.S. dollars)

                                                           Three months                    Nine months
                                                          2001        2000            2001            2000
                                                             $           $               $               $

 Revenue                                               834,756   1,156,210       2,107,488       2,012,636
 Cost of goods sold - exclusive of depreciation
    shown separately below                             497,418     725,163       1,381,332       1,248,322
                                                      ------------------------------------------------------
 Gross margin                                          337,338     431,047         726,156         764,314
                                                      ------------------------------------------------------

 Operating expenses
    Selling, general and administration                317,275     386,092       1,042,673         972,362
    Interest and other                                  23,940      (2,976)         51,953          47,691
    Depreciation                                        19,054      19,406          57,161          55,358
    Provision for doubtful accounts                     82,450           -         116,742               -
                                                      ------------------------------------------------------
                                                       442,719     402,522       1,268,529       1,075,411
                                                      ------------------------------------------------------
                                                      (105,381)     28,525        (542,373)       (311,097)
 Other (income) expense                                 (1,346)     (1,011)         (4,167)         (6,663)
                                                      ------------------------------------------------------
 Loss before income taxes                             (104,035)     29,536        (538,206)       (304,434)
                                                      ------------------------------------------------------

 Income taxes
    Deferred                                           141,690      10,350         141,690         (98,936)
                                                      ------------------------------------------------------
                                                       141,690      10,350         141,690         (98,936)
                                                      ------------------------------------------------------

 Net loss for the period                              (245,725)     19,186        (679,896)       (205,498)
                                                      ======================================================
 Basic loss per share                                    (0.06)       0.01           (0.16)          (0.05)
                                                      ======================================================
 Average shares outstanding for the period            4,163,553   3,754,149       4,163,553       3,754,149
                                                      ======================================================



The accompanying notes are an integral part of the financial statements

Pultronex Corporation
Consolidated Statements of Cash Flow
(Unaudited)
Period ended May 31
--------------------------------------------------------------------------------
(Expressed in U.S. dollars)


                                                                Nine months
                                                                2001                2000
                                                                   $                   $
 Cash provided by (used in)

 Operating activities
    Net (loss) earnings for the period                         (679,896)        (205,498)
  Items not affecting cash
    Depreciation                                                 57,161           55,358
    Future income taxes                                         141,690          (98,936)
    Stock compensation                                          150,602                -
                                                           ------------------------------
                                                               (330,443)        (249,076)
  Net change in non-cash working capital items                  (27,442)        (726,256)
                                                           ------------------------------
                                                               (357,885)        (975,332)
                                                           ------------------------------

 Financing activities
    Increase (decrease) in bank indebtedness                    132,842          145,821
    Issuance of common shares                                   183,560        1,046,888
    Proceeds from long term debt                                221,863                -
    Repayment of long term debt                                 (52,312)         (35,758)
    Repayment of obligations under capital lease                 (6,180)          (5,081)
                                                           ------------------------------

                                                                479,773        1,151,870
                                                           ------------------------------
 Investing activities
    Purchase of capital assets                                 (121,888)        (176,538)

                                                           ------------------------------
                                                               (121,888)        (176,538)
                                                           ------------------------------
 Change in cash and cash at end of period                             -                -
                                                           ==============================









    The accompanying notes are an integral part of the financial statements

Pultronex Corporation
Notes to Consolidated Financial Statements
(Unaudited)
For the three month and nine month period ended May 31, 2001



1.   Basis of presentation

     The unaudited financial statements for the three month and nine month periods ended May 31, 2001 have been prepared in accordance with United States generally accepted principles and on the same basis as the audited financial statements prepared for the year ended August 31, 2000. In the opinion of management, these unaudited financial statements include all adjustments necessary for fair presentation of the financial position, results of operations and cash flows for the period ended May 31, 2001. The results of operations for the nine months ended May 31, 2001 are not necessarily indicative of results that may be achieved for the year ending August 31, 2001, or any future period.

2.   Foreign currency translation

     The functional currency of the Company is the Canadian dollar. Translation of balance sheet amounts to U.S. dollars is based on the exchange rate as of each balance sheet date. The rate used was 1.5460 as at May 31, 2001 and was 1.4722 as at August 31, 2000. Revenue, expenses and cash flow amounts are translated at the average exchange rate for the period. The rate used was 1.5273 for the 9 months ended May 31, 2001 and was 1.4714 for the same period in 2000. Translation gains and losses are included as a separate component of shareholders' equity entitled other comprehensive income
     (loss). There is no resulting tax from these translation gains and losses.

3.   Inventory

                                            2001                   2000
                                               $                      $

       Raw materials                     344,970                289,616
       Finished goods                  2,003,314              1,767,398
                                       --------------------------------

                                       2,348,284              2,057,014
                                       --------------------------------

4.   Long term debt
                                                          2001           2000
                                                             $              $

       Bank loan repayable in monthly payments
       of $ 3,774, plus interest at prime plus
       1.0% (6.25% at May 31, 2001;
       8.5% at August 31, 2000)                        109,389        150,543

       Bank loan repayable in monthly payments
       of $ 3,719, plus Interest at prime plus
       0.75% (6.25% at May 31, 2001)                   210,705              -
                                                       ----------------------
                                                       320,094        150,543

       less: Current portion                            89,922         47,561
                                                        ---------------------
                                                        230,172       102,982
                                                        ----------------------

Pultronex Corporation
Notes to Consolidated Financial Statements
(Unaudited)
For the three month and nine month period ended May 31, 2001





5.    Shareholders' equity

                                                   Aug 31, 2000           Period      May 31, 2001

       Number of shares                               4,130,755          117,360         4,248,115
                                                      --------------------------------------------

       Share Capital                            $         4,131  $           117   $        4,248
       Additional paid-in capital                     2,510,366          407,943       2,918,309
       Deficit                                        (252,265)        (679,896)         (932,161)
       Other comprehensive income (loss)                 25,321        (104,911)          (79,590)
                                                    ----------------------------------------------
                                                    $ 2,287,553     $  (376,747)       $ 1,910,806
                                                    ----------------------------------------------

       On February 22, 2000, the Company filed a Form SB-2 Registration Statement registering 1,800,400 shares of common stock. The Registration Statement became effective January 19, 2001.


       Stock option plan
       -----------------

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

       During the period:
          a) On January 29, 2001, 1,615,000 options were granted to officers and directors, and 221,080 options were granted to other employees of the Company. Options granted vest between January 29, 2001 and 2005 and have an average exercise price of $1.16 per share.

          b) On January 29, 2001, 263,500 options were granted to advisors and consultants of the company for past and future services valued at $224,500, or an average of $0.85 per option. Options granted vest between January 29, 2001 and January 29, 2003 and have an average exercise price of $1.14 per share. The distribution to the financial statements of the $224,500 is as follows:

                         Capital assets                              $     6,000
                         Prepaid expense                                  67,898
                         Sales, general and administration               150,602
                                                                         -------
                         Additional paid-in capital                    $ 224,500
                                                                         =======

          c) During the month of May 2001, 87,360 common shares were issued on exercise of options for a cash consideration of $123,560. In addition, 30,000 warrants were exercised for $60,000, which resulted in the issue of 30,000 common shares. No options were issued in relation to the exercise of the warrants.

Pultronex Corporation
Notes to Consolidated Financial Statements
(Unaudited)
For the three month and nine month period ended May 31, 2001



6.     Income taxes

       During the period, the company recorded an additional valuation allowance to eliminate its net deferred tax assets at May 31, 2001. This results in a deferred tax expense of $141,690 during the period ended May 31, 2001.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
--------

Pultronex Corporation designs, engineers, and markets fiberglass reinforced composite products for use in residential, commercial, and light industrial applications. The company's strength is its ability to quickly and effectively apply its intellectual property to meet market demands with long life, high performance products. The company's proprietary products are E-Z Deck(R) and new products introduced during the year comprised of; E-Z Rail for residential, commercial and marine applications; WaterFront sheet piling for seawalls and retaining walls; and Ultra Plank for use as scaffolding and stadium or portable seating.

Revenue consists of sales net of returns and discounts. Cost of goods sold consists of raw materials and direct labor and manufacturing costs, excluding depreciation. Selling, general and administration expenses are evenly distributed between sales and marketing expenses and administration expenses. The Company operates a seasonal business as it is closely related to the construction industry, which is highly dependent on the weather. Based on our short history, the Company defines its high season to be between March and August of each year, when 70% of its total annual sales are made.


Three and Nine months ended May 31, 2001, compared with Three and Nine months ended May 31, 2000
-----------------------------------------------------------------------------

REVENUES. Revenues for the three-month period ended May 31, 2001, decreased by 24.9% to $834,756 from $1,156,210 for the same period ended May 31, 2000. For the nine-month period ended May 31, 2001, revenues increased 4.7% to $2,107,488 compared with $2,012,636 for the same period ended May 31, 2000. Revenue generated from the E-Z Deck product line dropped 45% for the three-month period ended May 31, 2001 compared with the same period last year. For the nine-month period, E-Z Deck revenue is 42% less than for the same period last year. The reduction in E-Z Deck revenue for the period is due to the implementation of tighter credit management policies and the elimination of the contractor-stocking program that generated short-term sales for the company, but created long-term credit risk. In addition, the softness of the market due to the slow down of the U.S. economy during the first months of the calendar year and the unusually bad whether and late spring across North America have affected short term revenues.

New products (E-Z Rail and Waterfront Sheet Piling) introduced in the year 2000, accounted for 23% of the total revenues for the three-month period ended May 31, 2001 compared to less than 1% for the same period last year. For the nine-month period ended May 31, 2001, their contribution to revenues accounted for 41% compared to less than 1%. Management is encouraged by the acceptance of the company's new products and believes they hold good potential for the future.

COST OF GOODS SOLD. Cost of Goods Sold for the three-months ended May 31, 2001 were $497,418 or 59.6% of revenues. This compares with $725,163 or 62.7% of revenues for the same period ended May 31, 2000. For the nine-month period ended May 31, 2001, Cost of Goods Sold were $1,381,332 or 65.5% compared to $1,248,322 or 62.0%. The increase in the cost of goods sold for the nine-month period is due to the lower gross margin on new products during the introduction phase. The large seawall project delivered to Pascagoula, Mississippi in the first quarter of fiscal 2001 (value of $440,000), was sold for a lower gross margin than normal resulting in increased Cost of Goods Sold as a percentage of revenues.

GROSS MARGIN. For the three-month period ended May 31, 2001, the gross margin improved to 40.4% compared to 37.3% for the same period ended May 31, 2000. The gross margin for the nine-month period was $726,156 (34.5% of revenues) compared with $764,314 (38.0% of revenues) for the same period ended May 31, 2000. Gross margin on the newly introduced sheet piling product is lower than the standard products, primarily attributable to market penetration strategy and higher production costs during the early development stage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three-month period ended May 31, 2001 were $317,275 compared to $386,092 for the same period ended May 31, 2000. The reduction of $68,817 consists mainly of reduced commissions paid on sales and a significant reduction in advertising and promotion expenses. Included in expenses for the three-month period ended May 31, 2001, is $28,000 for development of the market in the southeast U.S. The expense for deferred costs through options issued to consultants and advisors was $3,500 for the quarter.

For the nine-month period ended May 31, 2001, selling, general and administrative expenses totaled $1,042,673 compared to $972,362 for the same period ended May 31, 2000.

INTEREST AND OTHER The Company includes in interest and other expenses, interest paid on all debt servicing and gains or losses on foreign exchange. Interest and other expenses for the three-months ended May 31, 2001 was $23,940 compared with $(2,976) for the same period ended May 31, 2000. The difference is due to an increase in interest paid for bank indebtedness of $14,293 while the gain on foreign exchange was $12,723 less than for the same period last year. For the nine-month period ended May 31, 2001 interest and other expenses totaled $51,953 compared with $47,691 for the same period ended May 31, 2000. The cumulative gain on foreign exchange amounts to $29,100 as at May 31, 2001, compared to a cumulative loss on foreign exchange of $4,300 for the same period last year.

INCOME TAXES During the period, the company recorded an additional valuation allowance to eliminate its net deferred tax assets at May 31, 2001. This results in a deferred tax expense of $141,690 during the period ended May 31, 2001.

NET LOSS Net loss, before taxes, was $538,206 for the nine-month period ending May 31, 2001 compared with $304,434 for the same period in 2000. For the three-month ended May 31, 2001, the net loss before taxes was $104,035 compared with to a profit of $29,536 for the same period ended May 31, 2000. The increase in loss for the nine-months ended May 31, 2001 compared with the same period ended May 31, 2000 was due to the reduction in revenue from E-Z Deck during the period, lower gross margin on the introduction of the sheet piling product, and the introduction of tighter credit policies resulting in the recognition of bad debt from the previous fiscal year.


Liquidity and Capital Resources
-------------------------------

The Company's total assets remained at approximately $4.0 million as at May 31, 2001. Accounts receivable were $679,987, a reduction of $416,688 from the August 31, 2000 balance of $1,096,675. Inventory increased by $291,270 from August 31, 2000 to $2,348,284 at May 31, 2001. The increase in inventory was in anticipation of higher demand during the summer season and the addition of new products, in particular, E-Z Rail. Inventory of raw materials for the new product lines introduced by the company also contributed to the growth in inventory. Revenue levels anticipated have not materialized and the company has reduced production in order to reduce inventory build-up. An additional investment of $121,888 to improve equipment resulted in an increase in capital assets during the period.

The Company has historically financed its operations and growth with issuance of common shares, borrowings under its credit facility and normal trade credit terms.

The Company's cash used in operating activities during the nine-months ended May 31, 2001 was $357,885 compared to $975,332 for the nine-months ended May 31, 2000. Accelerated collection of accounts receivable and reduction of expenses contributed to the reduction of cash used in operations. Operating capital used to increase inventory levels in preparation of a strong summer was $291,270 for the nine-months ended May 31, 2001.

The Company's cash provided by financing activities during the nine-month period ended May 31, 2001 was $479,773, compared to $1,151,870 for the nine-month period ended May 31, 2000. The exercise of warrants and options provided $183,560 while additional term financing from the Company's bank provided $221,863. A total of $58,492 was used to repay both term financing principal and obligations under capital lease during the nine-month ended May 31, 2001 compared to $$40,839 for the same period ended May 31, 2000.

The Company's short-term borrowing requirements are affected by the seasonality of its business. The Company currently maintains a credit facility, which provides for borrowing of up to $1.35 million based on qualified accounts receivable and inventory. During the nine-month period ended May 31, 2001, the Company increased its bank indebtedness from August 31, 2000 by $132,842 to $1.007 million.

Capital expenditures for the nine-month period ended May 31, 2001 totaled $121,888 compared to $176,538 for the same period in 2000. Most expenditures were to upgrade pultrusion equipment. Although the facility located in Canada has not yet reached maximum capacity, management believes that in order to accelerate its market penetration, the Company will need to have a manufacturing presence in the United States. To establish this manufacturing presence in the United States, the Company estimates that its aggregate capital requirements will total approximately $3.3 million. The Company is still committed to this expansion. When the increase in revenue warrants, the Company is poised to implement its expansion.


PART  II - Other Information

Item 1.      Material developments in connection with legal proceedings
-------
None

Item 2.      Material modification of rights of registrant's securities
-------
None

Item 3.      Defaults on senior securities
-------
None

Item 4.      Submission of matters to a vote of security holders
-------
None

Item 5.      Other information
-------
None

Item 6.      Exhibits and Reports on Form 8-K
-------
None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                           PULTRONEX CORPORATION

Date : July 16, 2001                     /s/ Kuldip Delhon
                                         -----------------
                                          Kuldip Delhon, Chief Executive Officer



Date: July 16, 2001                       /s/ Luc Guilbault
                                          -----------------
                                          Luc Guilbault, Chief Financial Officer