Form 10QSB
period 2001-11-30
PULTRONEX CORP
filed 2005-12-05
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2001
                                               -------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

               For the transition period from ________ to ________

                        Commission file number 000-32247
                                              -----------

                               1-900 Jackpot, Inc.
     -----------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                        98-0219399
-------------------------------------------------------------------------------
             (State or other jurisdiction        (IRS Employer
         of incorporation or organization)     Identification No.)

                  17938-67 Avenue, Surrey, B.C. Canada V3S 8C3
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 977-9654
                            Issuer's telephone number

     Pultronex Corporation, 2305-8th Street, Nisku, Alberta, Canada, T9E 7Z3
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant is a shell company( as defined by Rule 12b-2 of the Exchange Act.) Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 18, 2005 4,248,115
                                                    ----------------------------

         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                November 30,         August 31,
                                                                                    2001                2001
                                                                             ------------------- ------------------
Assets:
  Current Assets                                                             $                 - $                -

Other Assets
  Deferred Tax                                                                                 -              3,719
  Investment in Subsidiary                                                                     -          1,590,229
  Due from Subsidiary                                                                          -          1,562,697
                                                                             ------------------- ------------------

     Total Assets                                                            $                 - $        3,156,645
                                                                             =================== ==================

Liabilities:
  Current Liabilities                                                        $                 - $                -

Non-Current Liabilities
  Convertible Debenture                                                                        -            240,000
                                                                             ------------------- ------------------

     Total Liabilities                                                                         -            240,000
                                                                             ------------------- ------------------

Stockholders' Equity:
  Preferred Stock, par value $0.001, Authorized 1,000,000
   Shares, Issued 0 at November 30, 2001 and
    August 31, 2001                                                                            -                  -
  Common Stock, Par value $0.001, Authorized 200,000,000
    Shares, Issued 4,248,115 at November 30, 2001 and
    August 31, 2001                                                                        4,248              4,248
  Additional Paid-In Capital                                                           2,912,059          2,912,059
   Currency Translation Adjustment                                                         6,250              6,250
  Retained Deficit                                                                        (5,912)            (5,912)
  Deficit Accumulated During the Development Stage                                    (2,916,645)                 -
                                                                             ------------------- ------------------

     Total Stockholders' Equity                                                                -          2,916,645
                                                                             ------------------- ------------------

     Total Liabilities and Stockholders' Equity                              $                 - $        3,156,645
                                                                             =================== ==================

                             See accompanying notes

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                    Cumulative
                                                                                                      since
                                                                                                   September 1,
                                                                                                       2001
                                                              For the three months ended           Inception of
                                                                     November 30,                  Development
                                                        ---------------------------------------
                                                               2001                2000               Stage
                                                        ------------------- ------------------- ------------------
Revenues                                                $                 - $                 - $                -

Expenses                                                                  -                   -                  -
                                                        ------------------- ------------------- ------------------

Net Income (Loss) from Continuing Operations                              -                   -                  -

Discontinued Operations
  Loss on Sale of Subsidiary                                     (2,916,645)                  -         (2,916,645)
                                                        ------------------- ------------------- ------------------

Net Income (Loss)                                       $        (2,916,645)$                 - $       (2,916,645)
                                                        =================== =================== ==================

Basic & Diluted Loss per Share                          $            (0.69) $                 -
                                                        =================== ===================

Weighted Average Shares Outstanding                               4,248,115           4,248,115
                                                        =================== ===================















                             See accompanying notes

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       since
                                                                                                   September 1,
                                                                                                       2001
                                                               For the three months ended          Inception of
                                                                      November 30,                  Development
                                                         --------------------------------------
                                                                2001               2000                Stage
                                                         ------------------ ------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                 $       (2,916,645)$                 - $        (2,916,645)
Net Loss From Discontinued Operations                             2,916,645                   -           2,916,645
                                                         ------------------ ------------------- -------------------
  Net Cash Used in Operating Activities                                   -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by Financing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                         ------------------ ------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                       $                - $                 - $                 -
                                                         ================== =================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $                - $                 - $                 -
  Franchise and Income Taxes                             $                - $                 - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                             See accompanying notes

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for 1-900 Jackpot, Inc. (Formerly Pultronex Corporation) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company had a wholly owned operating subsidiary that has now been abandoned because of recurring losses. The Company has had an ongoing liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, the Company receiving continued financial support, completing public equity financing, or generating profitable operations in the future.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of November 30, 2001 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on August 20, 1999. On August 20, 1999, the shareholders of the Company entered into an agreement to transfer all of their shares in Pultronex Corporation of Alberta to Pultronex Corporation of Nevada in exchange for shares of Pultronex Corporation of Nevada. As a result of that exchange, Pultronex Corporation of Alberta became a wholly owned subsidiary of Pultronex Corporation of Nevada. For financial statement purposes, the Company considered to be a continuation of Pultronex Corporation of Alberta. Therefore, the financial statement for the period ended August 31, 1999 include the results of operations of Pultronex Corporation of Alberta from the beginning of the period. Comparative figures for the period ended December 31, 1998 are those of Pultronex Corporation of Alberta from April 2, 1998, the date it commenced operations. Subsequently, on September 1, 2001, the Company disposed of Pultronex Corporation of Alberta and reentered the development stage.

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of November 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effects of common stock equivalents are anti-dilutive and thus are not considered.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Foreign Currency Translation

         The Company's functional currency is the Canadian dollar and the reporting currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translations are included in income.

Reclassifications

         Certain   reclassification   have  been  made  in  the  2001  financial
statements to conform with the 2002 presentation.

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

         The Company has a net operating loss for income taxes. Due to the regulatory limitation in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from theses losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

Stock Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

NOTE 2 - INCOME TAXES

         As of November 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,916,645 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of November 30, 2001, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

Background and Overview

            On February 12, 2002, the Company entered into an agreement to sell the business of its Canadian operating subsidiary to an unrelated third party. The sale agreement included substantially all assets and operations of the consolidated entity with the exception of cash, accounts receivable and raw materials inventory. Gross proceeds from the sale were approximately $420,000 (CAN$650,000). As the sale included substantially all assets and operations of the business as described in note 3, the Company effectively discontinued operations on February 12, 2002. Net proceeds from the sale and from the realization of the remaining assets of the subsidiary will be distributed to the primary lender per the terms of the sale agreement and the general security agreement described in note 9. Management is uncertain whether sufficient proceeds will be realized to satisfy all other obligations of the subsidiary.

            As a consequence of the above agreement, management has abandoned the operations of the subsidiary company (Pultronex Corporation of Alberta) and has finalized an orderly wind-up of the affairs of the subsidiary and the parent company (1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada) has become totally inactive.

         All subsequent filings of the company (1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada) will reflect the fact the subsidiary company (Pultronex Corporation of Alberta) has been abandoned and the financial results of the subsidiary shall be longer be consolidated into the financial statements of the reporting entity (1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada).

PLAN OF OPERATIONS

         As used herein the term "Company" refers to 1-900 Jackpot, Inc. (formerly Pultronex Corporation), a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

         The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

         The Company had no sales or sales revenues for the three months ended November 30, 2001 or 2000 because it is a shell company that has not had any business operations.

         The Company had no costs of sales revenues for the three months ended November 30, 2001 or 2000 because it is a shell company that has not had any business operations. The Company had general and administrative expenses of $0 for the three month period ended November 30, 2001 and $0 for the same period in 2000.

CAPITAL RESOURCES AND LIQUIDITY

         At November 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $3,156,645 total assets at August 31, 2001. The Company had a net working capital deficit of $0 at November 30, 2001 and $0 at August 31, 2001.

         Net stockholders' deficit in the Company was $0 as of November 30, 2001 and $2,916,645 at August 31, 2001.

         The subsidiary Company has incurred additional deficits in cash flow from operating activities and has determine that it would be impossible to continue operations without additional cash injections from the parent company and/or the shareholders. After discussions with several shareholders and other financing sources, it was determined that such additional resources would not be available, as a consequence the company has discontinued operations of the subsidiary and sold the assets in an attempt to settle the debts of the subsidiary.

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

On August 20, 1999, the shareholders of the Company entered into an agreement to transfer all of their shares in Pultronex Corporation of Alberta to Pultronex Corporation of Nevada in exchange for shares of Pultronex Corporation of Nevada. As a result of that exchange, Pultronex Corporation of Alberta became a wholly owned subsidiary of Pultronex Corporation of Nevada. Subsequently, on September 1, 2001, the Company disposed of Pultronex Corporation of Alberta and reentered the development stage.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.       Exhibit

         3.1      Articles of Incorporation (1)
         3.2      Bylaws (1)
         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

(1)      Incorporated   herein  by  reference  from   Registrant's   Form  SB-2,
         Registration Statement, dated February 22, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   1-900 JACKPOT, INC. (PULTRONEX CORPORATION)


November 22, 2005


/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)


/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)