Form 10QSB
period 2002-02-28
PULTRONEX CORP
filed 2005-12-06
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 28, 2002
                ------------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

          For the transition period from_______________to______________

                        Commission file number 000-32247
              -----------------------------------------------------

                               1-900 Jackpot, Inc.
     -----------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                              98-0219399
--------------------------------------------------------------------------------
             (State or other jurisdiction              (IRS Employer
         of incorporation or organization)           Identification No.)

                  17938-67 Avenue, Surrey, B.C. Canada V3S 8C3
                    (Address of principal executive offices)

                                 (520) 977-9654
                            Issuer's telephone number

     Pultronex Corporation, 2305-8th Street, Nisku, Alberta, Canada T9E 7Z3
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant is a shell company( as defined by Rule 12b-2 of the Exchange Act.) Yes [X] No[ ]


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


         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                February 28,         August 31,
                                                                                    2002                2001
                                                                             ------------------- ------------------
Assets:
  Current Assets                                                             $                 - $                -

Other Assets
  Deferred Tax                                                                                 -              3,719
  Investment in Subsidiary                                                                     -          1,590,229
  Due from Subsidiary                                                                          -          1,562,697
                                                                             ------------------- ------------------

     Total Assets                                                            $                 - $        3,156,645
                                                                             =================== ==================

Liabilities:
  Current Liabilities                                                        $                 - $                -

Non-Current Liabilities
  Convertible Debenture                                                                        -            240,000
                                                                             ------------------- ------------------

     Total Liabilities                                                                         -            240,000
                                                                             ------------------- ------------------

Stockholders' Equity:
  Preferred Stock, par value $0.001, Authorized 1,000,000
    Shares, Issued 0 at February 28, 2002 and
    August 31, 2001                                                                            -                  -
  Common Stock, Par value $0.001, Authorized 200,000,000
    Shares, Issued 4,248,115 at February 28, 2002 and
    August 31, 2001                                                                        4,248              4,248
  Additional Paid-In Capital                                                           2,912,059          2,912,059
 Currency Translation Adjustment                                                           6,250              6,250
  Retained Deficit                                                                        (5,912)            (5,912)
  Deficit Accumulated During the Development Stage                                    (2,916,645)                 -
                                                                             ------------------- ------------------

     Total Stockholders' Equity                                                                -          2,916,645
                                                                             ------------------- ------------------

     Total Liabilities and Stockholders' Equity                              $                 - $        3,156,645
                                                                             =================== ==================

                             See accompanying notes

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     Cumulative
                                                                                                                       since
                                                                                                                    September 1,
                                                                                                                        2001
                                                 For the three months ended         For the six months ended        Inception of
                                                        February 28,                      February 28,              Development
                                             ---------------------------------- ---------------------------------
                                                   2002             2001              2002             2001            Stage
                                             ---------------- ----------------- ---------------- ---------------- ----------------
Revenues                                     $              - $  -            - $              - $              - $              -

Expenses                                                    -                 -                -                -                -
                                             ---------------- ----------------- ---------------- ---------------- ----------------

Net Income (Loss) from
 Continued Operations                                       -                 -                -                -                -

Discontinued Operations
  Loss on Sale of Subsidiary                                -                 -       (2,916,645)               -       (2,916,645)
                                             ---------------- ----------------- ---------------- ---------------- ----------------

Net Income (Loss)                            $              - $               - $     (2,916,645)$              - $     (2,916,645)
                                             ================ ================= ================ ================ ================

Basic & Diluted Loss per Share               $              - $               - $         (0.69) $              -
                                             ================ ================= ================ ================

Weighted Average Shares Outstanding                 4,248,115         4,248,115        4,248,115        4,248,115
                                             ================ ================= ================ ================














                             See accompanying notes

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       since
                                                                                                   September 1,
                                                                                                       2001
                                                                For the six months ended           Inception of
                                                                      February 28,                  Development
                                                         --------------------------------------
                                                                2002               2001                Stage
                                                         ------------------ ------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                 $       (2,916,645)$                 - $        (2,916,645)
Net Loss From Discontinued Operations                             2,916,645                   -           2,916,645
                                                         ------------------ ------------------- -------------------
  Net Cash Used in Operating Activities                                   -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by Financing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                         ------------------ ------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                       $                - $                 - $                 -
                                                         ================== =================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $                - $                 - $                 -
  Franchise and Income Taxes                             $                - $                 - $                 -

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

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of February 28, 2002 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of February 28, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

NOTE 2 - INCOME TAXES

         As of February 28, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,916,645 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of February 28, 2002, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         The Company had no sales or sales revenues for the three and six months ended February 28, 2002 or 2001 because it is a shell company that has not had any business operations.

         The Company had no costs of sales revenues for the three and six months ended February 28, 2002 or 2001 because it is a shell company that has not had any business operations. The Company had general and administrative expenses of $0 and $0 for the three and six month period ended February 28, 2002 and $0 and $0 for the same period in 2001.

CAPITAL RESOURCES AND LIQUIDITY

         At February 28, 2002, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $3,156,645 total assets at August 31, 2001. The Company had a net working capital deficit of $0 at February 28, 2002 and $0 at August 31, 2001.

         Net stockholders' deficit in the Company was $0 as of February 28, 2002 and $2,916,645 at August 31, 2001.

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