Form 10KSB
period 2002-08-31
PULTRONEX CORP
filed 2005-12-06
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

                                    000-32247
                            (Commission file number)

                               1-900 JACKPOT, INC.
                        (Formerly PULTRONEX CORPORATION)


              Nevada                                       98-0219399
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                      Identification No.)

                 17938 -67 Avenue, Surrey, B.C., Canada V3S 8C3
               (Address of principal executive offices) (Zip Code)

                                  604-575-0050
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the year ended August 31, 2002:  $ nil

There is a limited trading market for the registrant's Common Stock. There were 4,248,115 shares of Common Stock, and 00 (nil) shares of class "A" preferred stock issued and outstanding as of August 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.): Yes [X ] No [ ]

TABLE OF CONTENTS


Item Number and Caption                                                     Page
                                                                           -----

PART I

Item 1.     Description of Business............................................3

Item 2.     Description of Property............................................4

Item 3.     Legal Proceedings..................................................4

Item 4.     Submission of Matters to a Vote of Security Holders................4


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters...........4

Item 6.     Management's Discussion and Analysis or Plan of Operations.........5

Item 7.     Financial Statements...............................................6

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure...............................................7

Item 8a.    Controls and Procedures............................................7

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..................7

Item 10.    Executive Compensation.............................................9

Item 11.    Security Ownership of Certain Beneficial Owners and Management.....9

Item 12.    Certain Relationships and Related Transactions....................10

Item 13.    Exhibits and Reports on Form 8-K..................................10

Item 14.    Principal Accountant Fees and Services............................10

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

1-900 Jackpot, Inc. (formerly Pultronex Corporation) (the "Company") was incorporated in Nevada, August 20, 1999. On August 20, 1999 the shareholders of the Company entered into an agreement to transfer all of their shares in Pultronex Corporation of Alberta to 1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada in exchange for shares of 1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada. As a result of that exchange, Pultronex Corporation of Alberta became a wholly owned subsidiary of 1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada.

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

DISCONTINUED OPERATIONS - SIGNIFICANT SUBSEQUENT EVENT

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

As a consequence of the above agreement, management has abandoned the operations of the subsidiary company (Pultronex Corporation of Alberta) and has finalized an orderly wind-up of the affairs of the subsidiary.

The parent company (1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada) has become totally inactive, as a consequence of this agreement.

All subsequent filings of the company (1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada) will reflect the fact the subsidiary company (Pultronex Corporation of Alberta) has been abandoned and the financial results of the subsidiary shall be longer be consolidated into the financial statements of the reporting entity (1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada).

EMPLOYEES
As of the date of this filing, the company employed no full time employees.


ITEM 2. DESCRIPTION OF PROPERTY

As of the date of this filing, the company has no interest or obligations in any property.


ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, there are no legal actions involving the company.


ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended August 31, 2002.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock under the registered name of 1-900 Jackpot, Inc. (formerly Pultronex Corporation) was first quoted in February of 2000.

As of the date of this filing, the company's common stock has been de-listed because of delinquencies in filing quarterly and annual reports.


RECORD HOLDERS

As of August 31, 2002 the Company had 97 shareholders of record.

DIVIDENDS

The Company has never declared or paid any cash dividends on our common stock. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

Sale of Common Stock.

There were no underwriting discounts or commissions in connection with the Private Placements.

The proceeds from Private Placements were used by the Company for funding of general corporate purposes.

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS


General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended August 31, 2002 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

PLAN OF OPERATION

As used herein, the term "Company" refers to 1-900 Jackpot, Inc. (formerly Pultronex Corporation), a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2002 VS. AUGUST 31, 2001

LIQUIDITY AND CAPITAL RESOURCES

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies is detailed in the notes to the financial statements, which are an integral component of this filing.

FORWARD LOOKING STATEMENTS

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us develop our technology and execute our business plan. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

OFF BALANCE SHEET ARRANGEMENTS

The Company's liquidity has not dependent upon off balance sheet transactions. For the year ended August 31, 2002, the Company did not engage in any off balance sheet transactions.





ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13. for a list of the financial statements and financial statement schedules included.




                                   * * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

ITEM 8A  - CONTROLS AND PROCEDURES

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


                                    PART III



ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



EXECUTIVE OFFICERS AND DIRECTORS

            The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

            The following table sets forth the name and position of each executive officer and director of the Company:

DIRECTOR'S NAME          AGE        OFFICE               TERM EXPIRES
-----------------------------------------------------------------------------

Brian Fisher             56         Chairman/Director     next annual meeting


EXECUTIVE OFFICER'S  NAMES       AGE      OFFICE
---------------------------------------------------------------------------

Brian Fisher                     56       CEO/ President
Joseph Batty                     64       CFO


CONFLICTS OF INTEREST

            Certain conflicts of interest existed at August 31, 2002 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

            Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which mean that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

BOARD MEETINGS AND COMMITTEES

            The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

AUDIT COMMITTEE FINANCIAL EXPERT

            The Company's  board of directors does not have an "audit  committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

ITEM 10. EXECUTIVE COMPENSATION

         None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.


ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS

            Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The following table sets forth Common Stock ownership information as of the Record Date with respect to (i) each person known to us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock and Preferred Stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each person listed is 1-900 Jackpot, Inc., 17938 - 67 Avenue, Surrey, B.C. , Canada V3S 8C3

   Name and Address of       Title of   Amount and Nature of  Percent of
   Beneficial Owner            Class      Beneficial Owner       Class
-  ---------------------------------------------------------------------
-  Greg Buchanan            Common          500,000             11.8%
-  Gordon Buchanan          Common          250,000              5.9%
-  Gordon Buchanan
        Enterprises Ltd     Common          500,000              11.8%
-  Virendra Delhon          Common          390,000               9.2%
-  Atul Mehra               Common          290,367               6.8%
-  Jarnail Sehra            Common          226,445               5.3%
-  ---------------------------------------------------------------------
All officers and directors
     as a group (1 person)  Common          2,157,082            50.8%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


None of our directors, executive officers or key employees is related to any other of our directors, executive officers or key employees.


ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

During the year ended August 31, 2002, the Board of Directors met 1 time. A majority of the directors was present at each meeting, all constituting a quorum. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.


ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(A) EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number   Title of Document

3.1      Articles of Incorporation (2)

3.3      Bylaws (2)

31.1     Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K FILED

        None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Co. (PricewaterhouseCoopers, LLP in 2001) for professional services rendered for the years ended August 31, 2002 and 2001:

Service                                     2002                   2001
--------------------------------------------------------------------------------
Audit Fees                                  $00,000               $23,300
All Other Fees                                    -                     -
--------------------------------------------------------------------------------
Total                                       $00,000               $23,300
================================================================================

AUDIT FEES - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison Hill & Co. in connection with statutory and regulatory filings or engagements.


TAX FEES - Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.



AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

            The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                            AUGUST 31, 2002 AND 2001

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  August 31, 2002 and 2001.................................................................................F - 3

Statements of Operations for the years ended
  August 31, 2002 and 2001 and for the Cumulative Period from
  September 1, 2001 (inception of development stage) to August 31, 2002....................................F - 4

Statement of Stockholders' Equity
  Since August 20, 1999 (inception) to August 31, 2002.....................................................F - 5

Statements  of Cash Flows for the years  ended  August 31, 2002 and 2001 and for the Cumulative Period from
  September 1, 2001 (inception of development stage) to August 31, 2002....................................F - 6

Notes to Financial Statements..............................................................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


1-900 Jackpot, Inc.
(Formerly Pultronex Corporation)
(A Development Stage Company)

         We have audited the accompanying balance sheet of 1-900 Jackpot, Inc. (formerly Pultronex Corporation) (a development stage company) as of August 31, 2002 and the related statements of operations and cash flows for the year then ended and the cumulative since September 1, 2001 to August 31, 2002 and the statement of stockholders' equity from August 20, 1999 (inception) to August 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of 1-900 Jackpot, Inc. (formerly Pultronex Corporation) as of August 31, 2001, were audited by other auditors whose report dated October 2, 2001, expressed an unqualified opinion on those statements.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1-900 Jackpot, Inc. (formerly Pultronex Corporation) (a development stage company) as of August 31, 2002 and the results of its operations and its cash flows for the year then ended August 31, 2002 and the cumulative since September 1, 2001 to August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficit in stockholders' equity as of August 31, 2002 that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                                           Respectfully submitted,


                                            /s/ Ronison, Hill & Co.
                                           Certified Public Accountants

Salt Lake City, Utah
November 22, 2005

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                  August, 31
                                                                     -------------------------------------
                                                                           2002                2001
                                                                     -----------------  ------------------
Assets
   Cash and Cash Equivalents                                         $               -  $                -
                                                                     -----------------  ------------------
      Total Current Assets                                                           -                   -
                                                                     -----------------  ------------------

Other Assets
   Deferred Tax                                                                      -               3,719
   Investment in Subsidiary                                                          -           1,590,229
   Due from Subsidiary                                                               -           1,562,697
                                                                     -----------------  ------------------
      Total Assets                                                   $               -  $        3,156,645
                                                                     =================  ==================

Liabilities and Shareholders' Equity Liabilities
   Current Liabilities                                               $               -  $                -
                                                                     -----------------  ------------------
      Total Current Liabilities                                                      -                   -

   Convertible Debenture                                                             -             240,000
                                                                     -----------------  ------------------
      Total Liabilities                                                              -             240,000
                                                                     -----------------  ------------------

Stockholders' Equity
  Preferred Stock, Par value $.001, Authorized
   1,000,000 shares, Issued 0
   at August 31, 2002 and 2001
  Common Stock, Par value $.001, Authorized
    200,000,000 shares, Issued 4,248,115
    at August 31, 2002 and 2001                                                  4,248               4,248
  Paid-In Capital                                                            2,912,059           2,912,059
  Currency Translation Adjustment                                                6,250               6,250
  Retained Deficit                                                              (5,912)             (5,912)
  Deficit Accumulated During the Development Stage                          (2,916,645)                  -
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                                      -           2,916,645
                                                                     -----------------  ------------------
       Total Liabilities and Stockholders' Equity                    $               -  $        3,156,645
                                                                     =================  ==================




   The accompanying notes are an integral part of these financial statements.

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                        August 31,                  Development
                                                          --------------------------------------
                                                                 2002               2001               Stage
                                                          ------------------ ------------------- ------------------
Revenues                                                  $                - $                 - $                -

Expenses
   General and administrative                                              -              12,162                  -
                                                          ------------------ ------------------- ------------------
      Total Expenses                                                       -              12,162                  -
                                                          ------------------ ------------------- ------------------

Net Income (Loss) from
   Continued Operations                                                    -             (12,162)                 -
                                                          ------------------ ------------------- ------------------

Other Income (Expense)
   Currency Exchange, Net                                                  -               6,250                  -

Discontinued Operations
   Loss on Sale of Subsidiary                                     (2,916,645)                  -         (2,916,645)
                                                          ------------------ ------------------- ------------------

Net Loss                                                  $       (2,916,645)$            (5,912)$       (2,916,645)
                                                          ================== =================== ==================

Earnings per Share, Basic & Diluted
Loss Per Share                                            $           (0.69) $                 -
                                                          ================== ===================

Weighted Average Shares Outstanding                                4,248,115           4,248,115
                                                          ================== ===================







   The accompanying notes are an integral part of these financial statements.

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     SINCE APRIL 2, 1999 TO AUGUST 31, 2002


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                        Since
                                                                                       Currency                       August 20,
                                             Common Stock               Paid-In       Translation      Retained          1999
                                         Shares        Par Value        Capital       Adjustment        Deficit       Inception
                                     --------------- -------------  --------------- ---------------  ------------- ----------------
Balance at April 2, 1998                           - $           -  $             - $             -  $           - $              -

Issuance of Common Stock                   1,195,454         1,195          757,563
Net Loss                                           -             -                -               -              -                -
                                     --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 1998                 1,195,454         1,195          757,563               -              -                -

Issuance of Common Stock                   1,617,981         1,618          707,233               -              -
                                     --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 1999                 2,813,435         2,813        1,464,796               -              -

Issuance of Common Stock                   1,317,320         1,318  1,045,570
Net Loss                                           -             -                -               -              -                -
                                     --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 2000                 4,130,755         4,131        2,510,366               -              -                -

Issuance of Common Stock                     117,360           117  401,693                       -              -                -

Net Loss                                           -             -                -               -         (5,912)               -
Currency Translation                               -             -                -           6,250              -                -
                                     --------------- -------------  --------------- ---------------  ------------- ----------------
Total Comprehensive Income                                                                    6,250         (5,912)
                                     --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 2001                 4,248,115         4,248        2,912,059           6,250         (5,912)               -

Net Loss                                           -             -                -               -              -       (2,916,645)
                                     --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 2002                 4,248,115 $       4,248  $     2,912,059 $         6,250  $      (5,912)$     (2,916,645)
                                     =============== =============  =============== ===============  ============= ================



   The accompanying notes are an integral part of these financial statements

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                     For the Years Ended            Inception of
                                                                         August 31,                 Development
                                                             -----------------------------------
                                                                   2002               2001             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                     $      (2,916,645) $         (5,912)$       (2,916,645)
Net Loss from Discontinued Operations                                2,916,645                 -          2,916,645
Stock Issued for Services                                                    -            12,162                  -
Currency Translation Adjustment                                              -            (6,250)                 -
                                                             -----------------  ---------------- ------------------
  Net Cash Used in Operating Activities                                      -                 -                  -
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by Financing Activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                                  -                 -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                     -                 -                  -
                                                             -----------------  ---------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $               -  $              - $                -
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                             =================  ================ ==================
Cash paid during the year for:
  Interest                                                   $               -  $              - $                -
  Franchise and Income Taxes                                 $               -  $              - $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None



   The accompanying notes are an integral part of these financial statements.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of August 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

NOTE 2 - INCOME TAXES

         As of August 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,916,645 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS

         As of August 31, 2002, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                  CERTIFICATION
                                  -------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

              1-900 JACKPOT, INC. (FORMERLY PULTRONEX CORPORATION)



      BY:   /S/ BRIAN FISHER                        BY:   /S/ JOSEPH BATTY
       ---------------------------                   ---------------------------
                BRIAN FISHER                                  JOSEPH BATTY
       PRINCIPAL EXECUTIVE OFFICER                  PRINCIPAL FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       SIGNATURE                   TITLE                            DATE

    /S/ BRIAN FISHER
--------------------------
        BRIAN FISHER, PRINCIPAL EXECUTIVE OFFICER     NOVEMBER 22, 2005



       SIGNATURE                   TITLE                            DATE

    /S/ JOSEPH BATTY
--------------------------
        JOSEPH BATTY, PRINCIPAL FINANCIAL OFFICER     NOVEMBER 22, 2005