Form 10QSB
period 2003-02-28
PULTRONEX CORP
filed 2005-12-06
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 28, 2003
                ------------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 7, 2005 4,248,115


         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                February 28,         August 31,
                                                                                    2003                2002
                                                                             ------------------- ------------------
Assets:
  Current Assets                                                             $                 - $                -
                                                                             ------------------- ------------------

     Total Assets                                                            $                 - $                -
                                                                             =================== ==================

Liabilities:
  Current Liabilities                                                        $                 - $                -
                                                                             ------------------- ------------------


     Total Liabilities                                                                         -                  -
                                                                             ------------------- ------------------

Stockholders' Equity:
  Preferred Stock, par value $0.001,  Authorized  1,000,000 Shares,  Issued 0 at
    February 28, 2003 and
    August 31, 2002                                                                            -                  -
  Common Stock, Par value $0.001, Authorized 200,000,000
    Shares, Issued 4,248,115 at February 28, 2003 and
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
                                                                             =================== ==================





                             See accompanying notes

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                         since
                                                                                                                      September 1,
                                                                                                                          2001
                                                   For the three months ended         For the six months ended        Inception of
                                                          February 28,                      February 28,              Development
                                               ---------------------------------- ---------------------------------
                                                     2003             2002              2003             2002            Stage
                                               ---------------- ----------------- ---------------- ---------------- ----------------
Revenues                                       $              - $               - $              - $              - $              -

Expenses                                                      -                 -                -                -                -
                                               ---------------- ----------------- ---------------- ---------------- ----------------

Net Income (Loss) from
 Continued Operations                                         -                 -                -                -                -

Discontinued Operations
  Loss on Sale of Subsidiary                                  -                 -                -                -      (2,916,645)
                                               ---------------- ----------------- ---------------- ---------------- ---------------

Net Income (Loss)                              $              - $               - $              - $              - $    (2,916,645)
                                               ================ ================= ================ ================ ================

Basic & Diluted Loss per Share                 $              - $               - $              - $              -
                                               ================ ================= ================ ================

Weighted Average Shares Outstanding                   4,248,115         4,248,115        4,248,115        4,248,115
                                               ================ ================= ================ ================














                             See accompanying notes

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       since
                                                                                                   September 1,
                                                                                                       2001
                                                                For the six months ended           Inception of
                                                                      February 28,                  Development
                                                         --------------------------------------
                                                                2003               2002                Stage
                                                         ------------------ ------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                 $                - $                 - $        (2,916,645)
Net Loss From Discontinued Operations                                     -                   -          (2,916,645)
                                                         ------------------ ------------------- -------------------
  Net Cash Used in Operating Activities                                   -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by Financing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                         ------------------ ------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                       $                - $                 - $                 -
                                                         ================== =================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $                - $                 - $                 -
  Franchise and Income Taxes                             $                - $                 - $                 -

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

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of February 28, 2003 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of February 28, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of February 28, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         The Company had no sales or sales revenues for the three and six months ended February 28, 2003 or 2002 because it is a shell company that has not had any business operations.

         The Company had no costs of sales revenues for the three and six months ended February 28, 2003 or 2002 because it is a shell company that has not had any business operations. The Company had general and administrative expenses of $0 and $0 for the three and six month period ended February 28, 2003 and $0 and $0 for the same period in 2002.

CAPITAL RESOURCES AND LIQUIDITY

         At February 28, 2003, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at August 31, 2002. The Company had a net working capital deficit of $0 at February 28, 2003 and $0 at August 31, 2002. Net stockholders' deficit in the Company was $0 as of February 28, 2003 and $0 at August 31, 2002.

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