Form 10KSB
period 2003-08-31
PULTRONEX CORP
filed 2005-12-06
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the year ended August 31, 2003:  $ nil

There is a limited trading market for the registrant's Common Stock. There were 4,248,115 shares of Common Stock, and 00 (nil) shares of class "A" preferred stock issued and outstanding as of August 31, 2003.
                  DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes [X] No [ ]

TABLE OF CONTENTS


Item Number and Caption                                                     Page
                                                                           -----

PART I


Item 1.       Description of Business..........................................3

Item 2.       Description of Property..........................................4

Item 3.       Legal Proceedings................................................4

Item 4.       Submission of Matters to a Vote of Security Holders..............4


PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........4

Item 6.       Management's Discussion and Analysis or Plan of Operations.......5

Item 7.       Financial Statements.............................................6

Item 8.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure.............................................7

Item 8a.      Controls and Procedures..........................................7

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act................7

Item 10.      Executive Compensation...........................................9

Item 11.      Security Ownership of Certain Beneficial Owners and Management...9

Item 12.      Certain Relationships and Related Transactions...................9

Item 13.      Exhibits and Reports on Form 8-K................................10

Item 14.      Principal Accountant Fees and Services..........................10

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

No matter was submitted to a vote of security holders during the year ended August 31, 2003.


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


RECORD HOLDERS

As of August 31, 2003 the Company had 97 shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS


General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended August 31, 2003 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2003 VS. AUGUST 31, 2002

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

OFF BALANCE SHEET ARRANGEMENTS

The Company's liquidity has not dependent upon off balance sheet transactions. For the year ended August 31, 2003, the Company did not engage in any off balance sheet transactions.





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

            The following table sets forth the name and position of each executive officer and director of the Company:

DIRECTOR'S  NAME             AGE        OFFICE               TERM EXPIRES
--------------------------------------------------------------------------------

Brian Fisher                 56         Chairman/Director    next annual meeting




EXECUTIVE OFFICER'S NAMES       AGE        OFFICE
--------------------------------------------------------------------------------

Brian Fisher                    56         CEO/ President
Joseph Batty                    64         CFO


CONFLICTS OF INTEREST

            Certain conflicts of interest existed at August 31, 2003 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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


ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

During the year ended August 31, 2003, the Board of Directors met 1 time. A majority of the directors was present at each meeting, all constituting a quorum. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.


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


(B) REPORTS ON FORM 8-K FILED

        None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Co. for professional services rendered for the years ended August 31, 2003 and 2002:

Service                                          2003                   2002
--------------------------------------------------------------------------------
Audit Fees                                      $00,000               $00,000
All Other Fees                                        -                     -
--------------------------------------------------------------------------------
Total                                           $00,000               $00,000
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

                               1-900 JACKPOT, INC.
                        (FORMERLY PULTRONEX CORPORATION)

                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                            AUGUST 31, 2003 AND 2002

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  August 31, 2003 and 2002.................................................................................F - 3

Statements of Operations for the years ended
  August 31, 2003 and 2002 and for the Cumulative Period from
  September 1, 2001 (inception of development stage) to August 31, 2003....................................F - 4

Statement of Stockholders' Equity
  Since August 20, 1999 (inception) to August 31, 2003.....................................................F - 5

Statements  of Cash Flows for the years  ended  August 31, 2003 and 2002 and for the Cumulative Period from
  September 1, 2001 (inception of development stage) to August 31, 2003....................................F - 6

Notes to Financial Statements..............................................................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


1-900 Jackpot, Inc.
(Formerly Pultronex Corporation)
(A Development Stage Company)

         We have audited the accompanying balance sheets of 1-900 Jackpot, Inc. (formerly Pultronex Corporation) (a development stage company) as of August 31, 2003 and 2002 and the related statements of operations and cash flows for the years then ended and the cumulative since September 1, 2001 to August 31, 2003 and the statement of stockholders' equity from August 20, 1999 (inception) to August 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1-900 Jackpot, Inc. (formerly Pultronex Corporation) (a development stage company) as of August 31, 2003 and the results of its operations and its cash flows for the year then ended August 31, 2003 and the cumulative since September 1, 2001 to August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficit in stockholders' equity as of August 31, 2003 that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 22, 2005

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                  August, 31
                                                                     -------------------------------------
                                                                           2003                2002
                                                                     -----------------  ------------------
Assets
   Cash and Cash Equivalents                                         $               -  $                -
                                                                     -----------------  ------------------
      Total Current Assets                                                           -                   -

      Total Assets                                                   $               -  $                -
                                                                     =================  ==================

Liabilities and Shareholders' Equity Liabilities
   Current Liabilities                                               $               -  $                -
                                                                     -----------------  ------------------
      Total Current Liabilities                                                      -                   -

      Total Liabilities                                                              -                   -
                                                                     -----------------  ------------------

Stockholders' Equity
  Preferred Stock, Par value $.001, Authorized
   1,000,000 shares, Issued 0
   at August 31, 2003 and 2002
  Common Stock, Par value $.001, Authorized
    200,000,000 shares, Issued 4,130,755
    at August 31, 2003 and 2002                                                  4,248               4,248
  Paid-In Capital                                                            2,912,059           2,912,059
  Currency Translation Adjustment                                                6,250               6,250
  Retained Deficit                                                              (5,912)             (5,912)
  Deficit Accumulated During the Development Stage                          (2,916,645)         (2,916,645)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                                      -                   -
                                                                     -----------------  ------------------
       Total Liabilities and Stockholders' Equity                    $               -  $                -
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

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                        August 31,                  Development
                                                          --------------------------------------
                                                                 2003               2002               Stage
                                                          ------------------ ------------------- ------------------
Revenues                                                  $                - $                 - $                -

Expenses
   General and administrative                                              -                   -                  -
                                                          ------------------ ------------------- ------------------
      Total Expenses                                                       -                   -                  -
                                                          ------------------ ------------------- ------------------

Net Income (Loss) from
   Continued Operations                                                    -                   -                  -

Discontinued Operations
   Loss on Sale of Subsidiary                                              -          (2,916,645)        (2,916,645)
                                                          ------------------ ------------------- ------------------

Net Loss                                                  $                - $        (2,916,645)$       (2,916,645)
                                                          ================== =================== ==================

Earnings per Share, Basic & Diluted
Loss Per Share                                            $                - $            (0.69)
                                                          ================== ===================

Weighted Average Shares Outstanding                                4,248,115           4,248,115
                                                          ================== ===================










   The accompanying notes are an integral part of these financial statements.

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     SINCE APRIL 2, 1998 TO AUGUST 31, 2003

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                                                         Since
                                                                                        Currency                       August 20,
                                              Common Stock               Paid-In       Translation      Retained          1999
                                          Shares        Par Value        Capital       Adjustment        Deficit       Inception
                                      --------------- -------------  --------------- ---------------  ------------- ----------------
Balance at April 2, 1998                            - $           -  $             - $             -  $           - $              -

Issuance of Common Stock                    1,195,454         1,195          757,563
Net Loss                                            -             -                -               -              -                -
                                      --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 1998                  1,195,454         1,195          757,563               -              -                -

Issuance of Common Stock                    1,617,981         1,618          707,233               -              -
                                      --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 1999                  2,813,435         2,813        1,464,796               -              -

Issuance of Common Stock                    1,317,320         1,318  1,045,570
Net Loss                                            -             -                -               -              -                -
                                      --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 2000                  4,130,755         4,131        2,510,366               -              -                -

Issuance of Common Stock                      117,360           117  401,693                       -              -                -

Net Loss                                            -             -                -               -         (5,912)               -
Currency Translation                                                                           6,250
                                      --------------- -------------  --------------- ---------------  ------------- ----------------
Total Comprehensive Income                                                                     6,250         (5,912)
                                      --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 2001                  4,248,115         4,248        2,912,059           6,250         (5,912)               -

Net Loss                                            -             -                -               -              -      (2,916,645)
                                      --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 2002                  4,248,115         4,248        2,912,059           6,250         (5,912)     (2,916,645)

Net Loss                                            -             -                -               -              -                -
                                      --------------- -------------  --------------- ---------------  ------------- ----------------

Balance at August 31, 2003                  4,248,115 $       4,248  $     2,912,059 $         6,250  $      (5,912)$    (2,916,645)
                                      =============== =============  =============== ===============  ============= ================

   The accompanying notes are an integral part of these financial statements

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                     For the Years Ended            Inception of
                                                                         August 31,                 Development
                                                             -----------------------------------
                                                                   2003               2002             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                     $               -  $     (2,916,645)$       (2,916,645)
Net Loss from Discontinued Operations                                        -         2,916,645          2,916,645
                                                             -----------------  ---------------- ------------------
  Net Cash Used in Operating Activities                                      -                 -                  -
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by Financing Activities                                    -                 -                  -
                                                             -----------------  ---------------- ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                                  -                 -                  -
Cash and Cash Equivalents
  at Beginning of Period                                                     -                 -                  -
                                                             -----------------  ---------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $               -  $              - $                -
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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of August 31, 2003. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

NOTE 2 - INCOME TAXES

         As of August 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,916,645 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of August 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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