Form 10QSB
period 2004-11-30
PULTRONEX CORP
filed 2005-12-07
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2004
                  ---------------------------------------------

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


         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                November 30,         August 31,
                                                                                    2004                2004
                                                                             ------------------- ------------------
Assets:
  Current Assets                                                             $                 - $                -
                                                                             ------------------- ------------------

     Total Assets                                                            $                 - $                -
                                                                             =================== ==================

Liabilities:
  Current Liabilities                                                        $                 - $                -
                                                                             ------------------- ------------------

Non-Current Liabilities
  Convertible Debenture                                                                        -                  -
                                                                             ------------------- ------------------

     Total Liabilities                                                                         -                  -
                                                                             ------------------- ------------------

Stockholders' Equity:
  Preferred Stock, par value $0.001,  Authorized  1,000,000 Shares,  Issued 0 at
    November 30, 2004 and
    August 31, 2004                                                                            -                  -
  Common Stock, Par value $0.001, Authorized 200,000,000
    Shares, Issued 4,248,115 at November 30, 2004 and
    August 31, 2004                                                                        4,248              4,248
  Additional Paid-In Capital                                                           2,912,059          2,912,059
 Currency Translation Adjustment                                                           6,250              6,250
  Retained Deficit                                                                        (5,912)            (5,912)
  Deficit Accumulated During the Development Stage                                    (2,916,645)        (2,916,645)
                                                                             ------------------- ------------------

     Total Stockholders' Equity                                                                -                  -
                                                                             ------------------- ------------------

     Total Liabilities and Stockholders' Equity                              $                 - $                -
                                                                             =================== ==================




                             See accompanying notes

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                      since
                                                                                                   September 1,
                                                                                                       2001
                                                              For the three months ended           Inception of
                                                                     November 30,                  Development
                                                        ---------------------------------------
                                                               2004                2003               Stage
                                                        ------------------- ------------------- ------------------
Revenues                                                $                 - $                 - $                -

Expenses                                                                  -                   -                  -
                                                        ------------------- ------------------- ------------------

Net Income (Loss) from Continuing Operations                              -                   -                  -

Discontinued Operations
  Loss on Sale of Subsidiary                                              -                   -         (2,916,645)
                                                        ------------------- ------------------- ------------------

Net Income (Loss)                                       $                 - $                 - $       (2,916,645)
                                                        =================== =================== ==================

Basic & Diluted Loss per Share                          $                 - $                 -
                                                        =================== ===================

Weighted Average Shares Outstanding                               4,248,115           4,248,115
                                                        =================== ===================















                             See accompanying notes

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       since
                                                                                                   September 1,
                                                                                                       2001
                                                               For the three months ended          Inception of
                                                                      November 30,                  Development
                                                         --------------------------------------
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

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of November 30, 2004 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of November 30, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Reclassifications

         Certain   reclassification   have  been  made  in  the  2004  financial
statements to conform with the 2005 presentation.

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

NOTE 2 - INCOME TAXES

         As of August 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,916,645 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               1-900 JACKPOT, INC.
                        (Formerly Pultronex Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of November 30, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         The Company had no sales or sales revenues for the three months ended November 30, 2004 or 2003 because it is a shell company that has not had any business operations.

         The Company had no costs of sales revenues for the three months ended November 30, 2004 or 2003 because it is a shell company that has not had any business operations. The Company had general and administrative expenses of $0 for the three month period ended November 30, 2004 and $0 for the same period in 2003.

CAPITAL RESOURCES AND LIQUIDITY

         At November 30, 2004, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at August 31, 2004. The Company had a net working capital deficit of $0 at November 30, 2004 and $0 at August 31, 2004. Net stockholders' deficit in the Company was $0 as of November 30, 2004 and $0 at August 31, 2004.

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