Form 10QSB
period 2005-11-30
1-900 Jackpot, Inc.
filed 2006-01-13
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2005
                 ----------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                For the transition period from________to________

                        Commission file number 000-32247
              -----------------------------------------------------

                               1-900 Jackpot, Inc.
                              ---------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                           98-0219399
--------------------------------------------------------------------------------
             (State or other jurisdiction           (IRS Employer
         of incorporation or organization)        Identification No.)

                3838 Raymert Drive, Suite 3, Las Vegas, NV 89121
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 575-0050
                            Issuer's telephone number

                  17938-67 Avenue, Surrey, B.C., Canada V35 8C3
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant is a shell company( as defined by Rule 12b-2 of the Exchange Act.)
Yes [X[     No[ ]


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 30, 2005 154,248,115


         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                November 30,         August 31,
                                                                                    2005                2005
                                                                             ------------------- ------------------
Assets:
  Current Assets                                                             $                 - $                -
                                                                             ------------------- ------------------

     Total Assets                                                            $                 - $                -
                                                                             =================== ==================

Liabilities:
  Accounts Payable                                                           $               457 $              457
                                                                             ------------------- ------------------
   Total Current Liabilities                                                                 457                457

     Total Liabilities                                                                       457                457
                                                                             ------------------- ------------------

Stockholders' Equity:
  Preferred Stock, par value $0.001,  Authorized  1,000,000 Shares,  Issued 0 at
    November 30, 2005 and
    August 31, 2005                                                                            -                  -
  Common Stock, Par value $0.001, Authorized 200,000,000
    Shares, Issued 154,248,115 and 4,248,115 at November 30,
     2005 and August 31, 2005                                                            154,248              4,248
  Additional Paid-In Capital                                                           2,912,059          2,912,059
 Currency Translation Adjustment                                                           6,250              6,250
  Retained Deficit                                                                       (5,912)            (5,912)
  Deficit Accumulated During the Development Stage                                   (3,067,102)        (2,917,102)
                                                                             ------------------- ------------------

     Total Stockholders' Equity                                                            (457)              (457)
                                                                             ------------------- ------------------

     Total Liabilities and Stockholders' Equity                              $                 - $                -
                                                                             =================== ==================





                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Cumulative
                                                                                       since
                                                                                    September 1,
                                                                                        2001
                                                   For the three months ended       Inception of
                                                          November 30,              Development
                                               ----------------------------------
                                                     2005             2004             Stage
                                               ---------------- ----------------- ----------------
Revenues                                       $              - $               - $              -

Expenses                                                150,000                 -                -
                                               ---------------- ----------------- ----------------

Net Income (Loss) from
 Continued Operations                          $      (150,000)                 -        (150,457)

Discontinued Operations
  Loss on Sale of Subsidiary                                  -                 -      (2,916,645)
                                               ---------------- ----------------- ----------------

Net Income (Loss)                              $      (150,000) $               - $    (3,067,102)
                                               ================ ================= ================

Basic & Diluted Loss per Share                 $        (0.005) $               -
                                               ================ =================

Weighted Average Shares Outstanding                  27,318,115         4,248,115
                                               ================ =================














                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       since
                                                                                                   September 1,
                                                                                                       2001
                                                               For the three months ended          Inception of
                                                                      November 30,                  Development
                                                         --------------------------------------
                                                                2005               2004                Stage
                                                         ------------------ ------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                 $         (150,000)$                 - $        (3,067,102)
Increase (Decrease) in Accounts Payable                                   -                   -                 457
Common Stock Issued for Services                                    150,000                   -             150,000
Net Loss From Discontinued Operations                                     -                   -           2,916,645
                                                         ------------------ ------------------- -------------------
  Net Cash Used in Operating Activities                                   -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by Financing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                         ------------------ ------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                       $                - $                 - $                 -
                                                         ================== =================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $                - $                 - $                 -
  Franchise and Income Taxes                             $                - $                 - $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock issued for Services                                 $         150,000 $                 -



                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of November 30, 2005 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of November 30, 2005. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             (Continued) (Unaudited)

NOTE 4 - COMMITMENTS

         As of November 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- COMMON STOCK TRANSACTIONS

         On November 16, 2005, the company issued 150,000,000 shares of common stock in exchange for services rendered. The cost of $150,000 for services has been charged to general and administrative expenses.

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

Background and Overview

         On February 12, 2002, the Company entered into an agreement to sell the business of its Canadian operating subsidiary to an unrelated third party. The sale agreement included substantially all assets and operations of the consolidated entity with the exception of cash, accounts receivable and raw materials inventory. Gross proceeds from the sale were approximately $420,000 (CAN $650,000). As the sale included substantially all assets and operations of the business as described in note 3, the Company effectively discontinued operations on February 12, 2002. Net proceeds from the sale and from the realization of the remaining assets of the subsidiary will be distributed to the primary lender per the terms of the sale agreement and the general security agreement described in note 9. Management is uncertain whether sufficient proceeds will be realized to satisfy all other obligations of the subsidiary.

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

         The Company had no sales or sales revenues for the three months ended November 30, 2005 or 2004 because it is a shell company that has not had any business operations.

         The Company had no costs of sales revenues for the three months ended November 30, 2005 or 2004 because it is a shell company that has not had any business operations. The Company had general and administrative expenses of $150,000 for the three month period ended November 30, 2005 and $0 for the same period in 2004.

CAPITAL RESOURCES AND LIQUIDITY

         At November 30, 2005, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at August 31, 2005. The Company had a net working capital deficit of $457 at November 30, 2005 and $457 at August 31, 2005. Net stockholders' deficit in the Company was $0 as of November 30, 2005 and $0 at August 31, 2005.

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


January 10, 2006


/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)


/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)