Form 10QSB
period 2006-02-28
1-900 Jackpot, Inc.
filed 2006-04-14
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 28, 2006
                  ---------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                 For the transition period from_______to_______

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

Indicate by check mark whether the registrant is a shell company( as defined by Rule 12b-2 of the Exchange Act.)
Yes      X      No____
    ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the  distribution of securities  under a plan
confirmed by a court. Yes       No
                         ------    -----



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 28, 2006 2,084,491

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                                   (Unaudited)


                                                                                February 28,         August 31,
                                                                                    2006                2005
                                                                             ------------------- ------------------
Assets:
  Current Assets                                                             $                 - $                -
                                                                             ------------------- ------------------

     Total Assets                                                            $                 - $                -
                                                                             =================== ==================

Liabilities:
  Accounts Payable                                                           $            14,457 $              457
                                                                             ------------------- ------------------
   Total Current Liabilities                                                              14,457                457

     Total Liabilities                                                                    14,457                457
                                                                             ------------------- ------------------

Stockholders' Equity:
  Preferred Stock, par value $0.001,  Authorized  1,000,000 Shares,  Issued 0 at
    February 28, 2006 and
    August 31, 2005                                                                            -                  -
  Common Stock, Par value $0.001, Authorized 200,000,000
    Shares, Issued 2,084,491 and 57,411 at February 28,
     2006 and August 31, 2005                                                              2,085                 58
  Additional Paid-In Capital                                                           3,064,222          2,916,249
 Currency Translation Adjustment                                                           6,250              6,250
  Retained Deficit                                                                       (5,912)            (5,912)
  Deficit Accumulated During the Development Stage                                   (3,081,102)        (2,917,102)
                                                                             ------------------- ------------------

     Total Stockholders' Equity                                                            (457)              (457)
                                                                             ------------------- ------------------

     Total Liabilities and Stockholders' Equity                              $                 - $                -
                                                                             =================== ==================





                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Cumulative
                                                                                                                  since
                                                                                                              September 1,
                                                                                                                  2001
                                          For the three months ended          For the six months ended        Inception of
                                                 February 28,                       February 28,               Development
                                      ---------------------------------------------------------------------
                                            2006              2005             2006             2005              Stage
                                      ----------------- --------------------------------- ----------------- -----------------
Revenues                              $               - $              - $              - $               - $               -

Expenses                                         14,000                -          164,000                 -           164,457
                                      ----------------- ---------------- ---------------- ----------------- -----------------

Net Income (Loss) from
 Continued Operations                 $        (14,000)                - $      (164,000)                 -         (164,457)

Discontinued Operations
  Loss on Sale of Subsidiary                          -                -                -                 -       (2,916,645)
                                      ----------------- ---------------- ---------------- ----------------- -----------------

Net Income (Loss)                     $        (14,000) $              - $      (164,000) $               - $     (3,081,102)
                                      ================= ================ ================ ================= =================

Basic & Diluted Loss per Share        $         (0.007) $              - $         (0.13) $               -
                                      ================= ================ ================ =================

Weighted Average Shares Outstanding           2,084,491           57,411        1,254,921            57,411
                                      ================= ================ ================ =================














                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       since
                                                                                                   September 1,
                                                                                                       2001
                                                                For the six months ended           Inception of
                                                                      February 28,                  Development
                                                         --------------------------------------
                                                                2006               2005                Stage
                                                         ------------------ ------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                 $         (164,000)$                 - $        (3,081,102)
Increase (Decrease) in Accounts Payable                              14,000                   -              14,457
Common Stock Issued for Services                                    150,000                   -             150,000
Net Loss From Discontinued Operations                                     -                   -           2,916,645
                                                         ------------------ ------------------- -------------------
  Net Cash Used in Operating Activities                                   -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Cash Provided by Financing Activities                                 -                   -                   -
                                                         ------------------ ------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                         ------------------ ------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                       $                - $                 - $                 -
                                                         ================== =================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $                - $                 - $                -
  Franchise and Income Taxes                             $                - $                 - $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Stock issued for Services                                $          150,000 $                 -


                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 and 2005
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

         This summary of accounting policies for 1-900 Jackpot, Inc (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company had a wholly owned operating subsidiary that has now been abandoned because of recurring losses. The Company has an ongoing liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 and 2005
                             (Continued) (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of February 28, 2006 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of February 28, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 and 2005
                             (Continued) (Unaudited)

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

Reclassifications

         Certain   reclassification   have  been  made  in  the  2005  financial
statements to conform with the 2006 presentation.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 and 2005
                             (Continued) (Unaudited)

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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 and 2005
                             (Continued) (Unaudited)

NOTE 4 - COMMITMENTS

         As of February 28, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- COMMON STOCK TRANSACTIONS

         On November 16, 2005, the company issued 2,027,027 shares of common stock to Fletcher & Associates for legal services of $150,000. The cost of $150,000 for services has been charged to general and administrative expenses.

         On February 10, 2006 the Board of Directors authorized a 1-for-74 reverse split of all of the issued and outstanding shares of common stock. The stock split decreased the number of outstanding common shares from 154,248,115 to 2,084,491 as of February 28, 2006. All references to the company's common stock in the financial statements have been restated to reflect the stock split

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Background and Overview

         On February 12, 2002 , the Company entered into an agreement to sell the business of its Canadian operating subsidiary to an unrelated third party. The sale agreement included substantially all assets and operations of the consolidated entity with the exception of cash, accounts receivable and raw materials inventory. Gross proceed from the sale were approximately $420,000 (CAN $650,000). As the sale included substantially all assets and operations of the business as described in note 3, the Company effectively discontinued operations on February 12, 2002. Net proceeds from the sale and from the realization of the remaining assets of the subsidiary will be distributed to the primary lender per the terms of the sale agreement and the general security agreement described in note 9. Management is uncertain whether sufficient proceeds will be realized to satisfy all other obligations of the subsidiary.

         As a consequence of the above agreement, management has abandoned the operations of the subsidiary company (Pultronex Corporation of Alberta) and has finalized an orderly wind-up of the affairs of the subsidiary and the parent company (1-900 Jackpot, Inc. of Nevada) has become totally inactive.

         All subsequent filings of the company (1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada) will reflect the fact the subsidiary company (Pultronex Corporation of Alberta) has been abandoned and the financial results of the subsidiary shall no longer be consolidated into the financial statements of the reporting entity (1-900 Jackpot, Inc. (formerly Pultronex Corporation) of Nevada).

PLAN OF OPERATIONS

         As used herein the term "Company" refers to 1-900 Jackpot, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

         The Company had no sales or sales revenues for the three and six months ended February 28, 2006 or 2005 because it is a shell company that has not had any business operations.

         The Company had no costs of sales revenues for the three and six months ended February 28, 2006 or 2005 because it is a shell company that has not had any business operations. The Company had general and administrative expenses of $14,000 and $164,000 for the three and six month period ended February 28, 2006 and $0 for the same period in 2005.

CAPITAL RESOURCES AND LIQUIDITY

         At February 28, 2006 the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at August 31, 2005. The Company had a net working capital deficit of $14,457 at February 28, 2006 and $457 at August 31, 2005. Net stockholders' deficit in the Company was $14,457 as of February 28, 2006 and $457 at August 31, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the reporting period covered by this report, the company carried out an evaluation, under the supervision of the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Control

         Based on his evaluation as of February 28, 2006, there were no significant changes in the Company's internal control over financial reporting or any other areas that could significantly affect the Company's internal control subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


March 27, 2006


/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)


/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)