Form 10KSB
period 2001-08-31
1-900 Jackpot, Inc.
filed 2006-05-05
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

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

Revenue for the year ended August 31, 2001:  $2,620,339

There is a limited trading market for the registrant's Common Stock. There were 4,248,115 shares of Common Stock, and 00 (nil) shares of class "A" preferred stock issued and outstanding as of August 31, 2001.

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

Item 4.     Submission of Matters to a Vote of Security Holders................4


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters...........4

Item 6.     Management's Discussion and Analysis or Plan of Operations.........5

Item 7.     Financial Statements.........................................6 to 25

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure..............................................25

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................25

Item 10.    Executive Compensation............................................27

Item 11.    Security Ownership of Certain Beneficial Owners and Management....27

Item 12.    Certain Relationships and Related Transactions....................27

Item 13.    Exhibits and Reports on Form 8-K..................................28

Item 14.    Controls and Procedures...........................................29

Item 15.    Principal Accountant Fees and Services............................29

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

No matter was submitted to a vote of security holders during the year ended August 31, 2001.


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

RECORD HOLDERS

As of August 31, 2001 the Company had 97 shareholders of record.

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

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended August 31, 2001 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

As of the date of this filing, the company's management has no plan to re-activate the company.

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2001 VS. AUGUST 31, 2000

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

OFF BALANCE SHEET ARRANGEMENTS

The Company's liquidity has not dependent upon off balance sheet transactions. For the year ended August 31, 2001, the Company did not engage in any off balance sheet transactions.

ITEM 7.  FINANCIAL STATEMENTS





                      PULTRONEX CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000

                                TABLE OF CONTENTS
                                                                        PAGE (S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                        8

                                                                               9
CONSOLIDATED BALANCE SHEETS

                                                                              10
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              11
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              12
CONSOLIDATED STATEM1ENTS OF CASH FLOWS

                                                                           13-25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     PRICEWATERHOUSECOOPERS LLP
                                                     CHARTERED ACCOUNTANTS
                                                     Suite 1501, TD Tower
                                                     10088-102 Avenue
                                                     Edmonton, Alberta
                                                     Canada  T5J 3N5
                                                     Telephone +1 (780) 441 6700
                                                     Facsimile +1(780) 4416776



October 2,2001
(except note 2, which is as of February 12, 2002)



INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF
PULTRONEX CORPORATION


We have audited the consolidated balance sheets OF PULTRONEX CORPORATION as at August 31,2001 and 2000 and the consolidated statements of operations, shareholders' equity and cash flows for the years ended August 31, 2001 and 2000 and the eight-month period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended August 31,2001 and 2000 and the eight-month period ended August 31, 1999 in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 2 to the consolidated financial statements, the Company has suffered from recurring operating losses and, subsequent to August 31,2001, ceased operations. There is significant doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PRICEWATERHOUSECOOPERS LLP

CHARTERED ACCOUNTANTS

Edmonton, Alberta
Canada







Pricewaterhousecoopers refers to the Canadian firm of Pricewaterhousecoopers LLP and the other member firms of Pricewaterhousecoopers International Limited, each of which is a separate and independent legal entity.


PULTRONEX CORPORATION
Consolidated Balance Sheets
AS AT AUGUST 31,2001 AND 2000
--------------------------------------------------------------------------------------------------------------------------

(expressed in U.S. dollars)

Discontinued operations (note 2)                                                            AUGUST 31,         AUGUST 31,
                                                                                                  2001               2000
                                                                                                     $                  $
Assets

CURRENT ASSETS
Accounts receivable - net of allowance of $35,600; 2000 - $63,200                              351,353          1,096,676
Prepaid expenses and deposits                                                                  169,027            162,629
Income taxes recoverable                                                                           327              4,622
Inventory (note 6)                                                                           2,112,726          2,057,014
Deferred tax asset (note 10)                                                                         -            158,005
                                                                                          --------------------------------

                                                                                             2,633,433          3,478,946
DEFERRED TAX ASSET (NOTE 10)                                                                         -             56,241
CAPITAL ASSETS (note 7)                                                                        623,008            603,247
                                                                                          --------------------------------

                                                                                             3,256,441          4,138,434
                                                                                          --------------------------------

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (note9)                                                                      711,997            874,309
Trade accounts payable                                                                         552,497            676,322
Other payables and accrued liabilities                                                         130,417             35,825
Current portion of obligations under capital leases (note 8)                                     6,664              7,805
Current portion of long-term debt (note 9)                                                      89,954             47,561
                                                                                          --------------------------------

                                                                                             1,491,529          1,641,822
OBLIGATIONS UNDER CAPITAL LEASES (note 8)                                                            -              6,415
LONG-TERM DEBT (note 9)                                                                        447,763            102,982
OTHER LONG-TERM OBLIGATIONS                                                                     32,353             33,963
DEFERRED TAX LIABILITY (note 10)                                                                     -             65,698
                                                                                          --------------------------------

                                                                                             1,971,645          1,850,880
                                                                                          --------------------------------
COMMITMENT (note 12)

SHAREHOLDERS' EQUITY

PREFERRED STOCK - $.001 par value,  1,000,000 shares  authorized  COMMON STOCK -
CAN$.001 par value, 200,000,000 shares authorized;
       4,248,115 issued and outstanding (2000 - 4,130,755)                                       4,248              4,131
ADDITIONAL PAID IN CAPITAL                                                                   2,912,059          2,510,366
DEFICIT                                                                                     (1,556,281)          (252,265)
ACCUMULATED OTHER COMPREHENSIVE (EXPENSE) INCOME                                               (75,230)            25,322
                                                                                          --------------------------------

                                                                                             1,284,796          2,287,554
                                                                                          --------------------------------

                                                                                             3,256,441          4,138,434
                                                                                          --------------------------------

The accompanying notes are an integral part of the financial statements.

PULTRONEX CORPORATION
Consolidated Statements of Shareholders' Equity
FOR THE PERIODS ENDED AUGUST 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------------------

(expressed in U.S. dollars)

Discontinued operations (note 2)
                                                                                                       ACCUMU-
                                                                                                       LATED OTHER
                                                                                                         COMPREHEN
                                                                       ADDITIONAL     RETAINED           -SIVE
                                           NUMBER OF     COMMON        PAID-IN        EARNINGS          INCOME
                                           SHARES         STOCK        CAPITAL        (DEFICIT)          (LOSS)          TOTAL
                                                #             $              $               $               $               $

BALANCE - DECEMBER 31, 1998             1,195,454         1,195        757,563          20,597         (19,966)        759,389
                                                                                                                   ------------

Comprehensive income
         Net earnings for the period            -             -              -          59,965               -          59,965
         Foreign currency translation           -             -              -               -          20,043          20,043
                                                                                                                   ------------

       Comprehensive income                                                                                             80,008
                                                                                                                   ------------

Issuance of common shares               1,511,560         1,512        599,299               -               -         600,811
Issuance of common shares on
    conversion of advances from
    shareholders                          106,421           106        107,934               -               -         108,040
                                     ------------------------------------------------------------------------------------------
                                                                                                                             -
BALANCE - AUGUST 31, 1999               2,813,435         2,813      1,464,796          80,562              77       1,548,248

Comprehensive loss
         Net loss for the period                -             -              -        (332,827)              -        (332,827)
         Foreign currency translation           -             -              -               -          25,245          25,245
                                                                                                                   ------------

       Comprehensive loss                                                                                             (307,582)
                                                                                                                   ------------

Issuance of common shares               1,018,700         1,019      1,034,348               -               -       1,035,367
Share compensation                        298,620           299        298,321               -               -         298,620
Share issue costs                               -             -       (287,099)              -               -        (287,099)
                                     ------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2000               4,130,755         4,131      2,510,366        (252,265)         25,322       2,287,554

Comprehensive loss
         Net loss for the period                -             -              -      (1,304,016)              -      (1,304,016)
         Foreign currency translation           -             -              -               -        (100,552)       (100,552)
                                                                                                                   ------------

       Comprehensive loss                                                                                           (1,404,568)

Issuance of common shares                 117,360           117        401,693               -               -         401,810
                                     ------------------------------------------------------------------------------------------

BALANCE - AUGUST 31, 2001               4,248,115         4,248      2,912,059      (1,556,281)        (75,230)      1,284,796
                                     ------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.


PULTRONEX CORPORATION
Consolidated Statements of Operations
FOR THE PERIODS ENDED AUGUST 31, 2001, 2000 AND 1999
---------------------------------------------------------------------------------------------------------------------------

(expressed in U.S. dollars)

Discontinued operations (note 2)
                                                                                                               EIGHT-MONTH
                                                                       YEAR ENDED          YEAR ENDED         PERIOD ENDED
                                                                       AUGUST 31,          AUGUST 31,           AUGUST 31,
                                                                             2001                2000                 1999
                                                                                $                   $                    $

REVENUE                                                                 2,620,339           2,810,122            1,448,974

COST OF GOODS SOLD - exclusive of depreciation
            shown separately below                                      2,160,343           1,771,726              745,077
                                                                  ---------------------------------------------------------

GROSS MARGIN                                                              459,996           1,038,396              703,897
                                                                  ---------------------------------------------------------

OPERATING EXPENSES
Selling, general and administration                                     1,359,048           1,339,405              525,648
Interest                                                                   83,818              79,038               40,806
Depreciation                                                               82,974              68,944               42,189
Provision for doubtful accounts                                           117,457              54,378               21,410
                                                                  ---------------------------------------------------------

                                                                        1,643,297           1,541,765              630,053
                                                                  ---------------------------------------------------------

                                                                       (1,183,301)           (503,369)              73,844
OTHER INCOME                                                               22,572               7,942                    -
                                                                  ---------------------------------------------------------

(LOSS) EARNINGS BEFORE INCOME TAXES                                    (1,160,729)           (495,427)              73,844
                                                                  ---------------------------------------------------------

INCOME TAXES (RECOVERY)
Current                                                                         -                   -                3,702
Deferred                                                                  143,287            (162,600)              10,177
                                                                  ---------------------------------------------------------

                                                                          143,287            (162,600)              13,879
                                                                  ---------------------------------------------------------

NET (LOSS) EARNINGS FOR THE PERIOD                                     (1,304,016)           (332,827)              59,965
                                                                  ---------------------------------------------------------

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE                                    (0)                 (0)                   0
                                                                  ---------------------------------------------------------

AVERAGE SHARES OUTSTANDING                                              4,184,809           3,720,785            2,189,700
                                                                  ---------------------------------------------------------


The accompanying notes are an integral part of the financial statements.


PULTRONEX CORPORATION
Consolidated Statements of Cash Flows
FOR THE PERIODS ENDED AUGUST 31, 2001, 2000 AND 1999
---------------------------------------------------------------------------------------------------------------------------

(expressed in U.S. dollars)

Discontinued operations (note 2)
                                                                                                               EIGHT-MONTH
                                                                       YEAR ENDED          YEAR ENDED         PERIOD ENDED
                                                                       AUGUST 31,          AUGUST 31,           AUGUST 31,
                                                                             2001                2000                 1999
                                                                                $                   $                    $

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net (loss) earnings for the period                                     (1,304,016)           (332,827)              59,965
Items not affecting cash
            Depreciation                                                   82,974              68,944               42,189
            Share compensation                                            180,750              99,620                    -
            Deferred income taxes                                         143,287            (162,600)              10,177
            Other                                                               -              (4,757)               4,626
                                                                  ---------------------------------------------------------

                                                                         (897,005)           (331,620)             116,957

Net change in non-cash working capital items (note 13)                    589,204            (829,473)            (416,233)
                                                                  ---------------------------------------------------------

                                                                         (307,801)         (1,161,093)            (299,276)
                                                                  ---------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from bank indebtedness                                          (162,312)            369,129              290,544
Issuance of common shares                                                 221,059             947,268              595,372
Proceeds from issuance of debentures                                      240,000                   -                    -
Repayment of note payable                                                       -                   -             (495,655)
Proceeds from long-term debt                                              158,998                   -                    -
Repayment of long-term debt                                               (11,824)            (44,436)             (30,850)
Other long-term obligations                                                     -              33,982                    -
Repayment of obligations under capital leases                              (7,556)             (6,691)              (1,768)
                                                                  ---------------------------------------------------------

                                                                          438,365           1,299,252              357,643
                                                                  ---------------------------------------------------------
INVESTING ACTIVITIES
Purchase of capital assets                                               (130,564)           (138,159)             (58,367)
                                                                  ---------------------------------------------------------

CHANGE IN CASH AND CASH AT END OF PERIOD                                        -                   -                    -
                                                                  ---------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31,2001,2000 AND 1999
--------------------------------------------------------------------------------

 (expressed in U.S. dollars)

1     GOING CONCERN

      These consolidated financial statements have been prepared using United States generally accepted accounting principles that are applicable to a going concern. However, the going concern assumption may not be appropriate since the Company has been unable to generate sufficient cash flow from operations. The Company's ability to continue as a going concern is dependent on the continued support of its primary lender so that working capital and other cash requirements will be met until such time as the Company is able to obtain alternative financing or generate positive cash flow from operations. Management of the Company is pursuing alternative sources of financing and believes that those combined with improved operating results will provide sufficient funds.

      These financial statements do not reflect adjustments in the carrying values of the assets and liabilities, reported revenues and expenses and balance sheet classifications that would be necessary if the going concern assumption were not appropriate.

2     SUBSEQUENT EVENT AND DISCONTINUED OPERATIONS

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

      The foregoing results in significant measurement uncertainty with respect to the amounts recorded for assets and liabilities at August 31, 2001. Amounts ultimately realized on the sale of assets and satisfaction of liabilities could vary significantly from amounts recorded at August 31, 2001.

3     Business and basis of presentation

      Pultronex Corporation (the "Company") was incorporated in Nevada, August 20, 1999. On August 20, 1999 the shareholders of the Company entered into an agreement to transfer all of their shares in Pultronex Corporation of Alberta to Pultronex Corporation of Nevada in exchange for shares of Pultronex Corporation of Nevada. As a result of that exchange, Pultronex Corporation of Alberta became a wholly owned subsidiary of Pultronex Corporation of Nevada. For financial statement purposes, the Company is considered to be a continuation of Pultronex Corporation of Alberta. Therefore, the financial statements for the period ended August 31, 1999 include the results of operations of Pultronex Corporation of Alberta from the beginning of the period.

PULTRONEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31,2001, 2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      The Company is a technology based manufacturing company in the advanced composites industry. The Company's primary product is E-Z Deck, a proprietary fibreglass pultruded material for use in the residential and commercial decking industry. E-Z Deck and other products are marketed through installers and resellers in the United States and Canada.


 4     ACCOUNTING POLICIES

      These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. Because the precise determination of many assets, liabilities, revenues and expenses are dependent on future events, the preparation of financial statements for a period necessarily includes the use of estimates and approximations which have been made using careful judgement. Actual results could differ from those estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

      a)    Revenue recognition

           Revenue from the sale of finished goods is recognized when title to the goods passes to the buyer, which is generally when the product is shipped.

      b)    Inventory

           Raw materials are recorded at the lower of cost and replacement cost. Finished goods are recorded at the lower of cost and net realizable value. Cost is determined on a first in, first out basis and finished goods includes direct labour and an allocation of overhead.

      c)    Warranty

          The Company warrants that its E-Z Deck products will be free from manufacturing defects for life. Warranty costs have not been material to date, and accordingly, no reserves have been provided for.

      d)    Capital assets

           The Company records capital assets at cost. Depreciation on these assets is provided using the declining balance method at the following annual rates:

                Plant equipment                                     10% and  20%
                Computer hardware and software                               30%
                Furniture and fixtures                                       20%

           The recoverability of capital assets is assessed at least annually, or when events or changes in circumstances indicate a possible impairment exists, based on estimated future cash flows.

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      e)    Income taxes

           Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating losses. Deferred tax assets may be reduced by a valuation allowance when current evidence indicates that it is not likely that these benefits will be realized.

      f) Earnings per share

           Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share equals basic earnings per share as the inclusion of common stock equivalents would be antidilutive. There were no common stock equivalents prior to August 2000.

      g) Foreign currency translation

           The functional currency of the Company is the Canadian dollar. Translation of balance sheet amounts to U.S. dollars is based on exchange rates as of each balance sheet date. Revenue, expenses and cash flow amounts are translated at the average exchange rates for the period. Translation gains and losses are included in other comprehensive income in the statement of shareholders' equity. There is no resulting tax from these translation gains and losses.

      h) Stock based compensation

           The Company accounts for stock-based compensation to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25. For options and warrants granted to employees, no compensation expense is recognized if the exercise price of the instrument is equal to the fair value of the Company's stock as at the date of the grant. Stock-based compensation to non-employees is recorded at the fair value of the options or warrants granted. Compensation expense related to the fair value of stock-based compensation to non-employees and the value of options issued to employees at less than fair value on the grant date is amortized over the appropriate vesting period.

      i) Recently issued accounting standards

           In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued, which established accounting and reporting standards for derivative instruments and hedging activities. In July 1999, FASB issued SFAS No. 137, which delayed the implementation of SFAS No. 133 to make it effective for all fiscal years beginning after June 15, 2000. This statement requires balance sheet recognition of derivatives as assets or liabilities measured at fair value. Accounting for gains and losses resulting from changes in the value of derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Company has not completed its evaluation but currently does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (as amended), related to revenue recognition. The company has not determined the potential impact of this pronouncement on its results of operations or financial position.

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31,2001,2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

           In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 with respect to accounting for certain transactions involving stock compensation. This standard became effective July 1, 2000. The adoption of this standard had no impact on the results of operations or financial position of the company.


5     ACQUISITION

Effective April 1, 1998, the Company acquired the assets and business of the pultrusion manufacturing division of ZCL Composites Inc. ("ZCL") for $2,035,831 (CAN$3,000,000). The acquisition has been accounted for by the purchase method and the results of operations have been included since the date of acquisition:

                                                               $
Assets acquired
   Land and building                                     807,546
   Inventory                                             705,875
   Plant and equipment                                   515,624
   Furniture and fixtures                                  6,786
                                                  ---------------

                                                       2,035,831
                                                  ---------------

Consideration
   Cash (CAN $200,000)                                   135,658
   Promissory note (CAN $2,800,000)                    1,900,173
                                                  ---------------

                                                       2,035,831
                                                  ---------------

As collateral for the Promissory Note, the Company granted a General Security Agreement on all present and after acquired property of the Company and a mortgage on the specific land and building acquired. The Promissory Note bore interest at 7.5% per annum payable monthly. Principal was repayable in instalments of $135,727 (CAN$200,000) on each of May 15,1998 and June 30, 1998; $610,770 (CAN$900,000) September 30, 1998; and $1,017,949 (CAN$ 1,500,000) by
monthly instalments of $169,658 (CAN$250,000) on the last day of each month for the months of October 1998 to March 1999. The holder of the Promissory Note agreed to discharge the mortgage upon receipt of the first $1,051,881 (CAN$1,550,000) of principal and the remainder of their security interest upon receipt of a further $508,975 (CAN$750,000) of principal. On October 1, 1998, the land and building were sold to an unrelated party as described in note 10. Proceeds from the sale were applied to the Promissory Note. By March 31, 1999, the Promissory Note was fully repaid and all security interest in the assets acquired from ZCL, including the mortgage and the GSA were fully discharged.

Pursuant to the agreement with ZCL, the Company was assigned all rights and obligations under certain contracts with distributors. These obligations included a commitment to repurchase material returned by distributors to ZCL at a cost to the Company of 50% of the credit issued by ZCL. No amount was accrued at the acquisition as no amount was determinable. The Company subsequently purchased inventory under this arrangement for approximately $33,000. The
company  assumed  no  other   significant   obligations   with  respect  to  the
acquisition.

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31,2001,2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

6     INVENTORY

                                                      AUGUST 31,      AUGUST 31,
                                                           2001             2000
                                                              $                $

Raw materials                                          357,823           289,616
Finished goods                                       1,754,903         1,767,398
                                                     ---------         ---------
                                                     2,112,726         2,057,014


7     CAPITAL ASSETS

                                                                      AUGUST 31,
                                                                            2001
                          ------------------------------------------------------
                                Cost             Accumulated                 Net
                                                depreciation
                                   $                       $                   $

Plant equipment               14,218                   5,618               8,600
Computer equipment            61,140                  27,230              33,910
Furniture and fixtures       774,317                 193,819             580,498
                          ------------------------------------------------------
                             849,675                 226,667             623,008
                          ------------------------------------------------------

                                                                      AUGUST 31,
                                                                            2000
                          ------------------------------------------------------
                                Cost             Accumulated                 Net
                                   $            depreciation                   $
                                                           $

Plant equipment              679,993                 135,076             544,917
Computer equipment            61,521                  14,484              47,037
Furniture and fixtures        14,908                   3,615              11,293
                          ------------------------------------------------------
                             756,422                 153,175             603,247
                          ------------------------------------------------------

      The above amounts include $21,970 (2000 - $14,155) of assets under capital leases and related accumulated depreciation of $12,295 (2000 - $5,622). The above amounts also include plant equipment with a net carrying value of $nil (2000 - $59,700) that was not being depreciated as the equipment was under construction and not available for use at year-end. Depreciation of $66,445 (2000 - $63,098) was allocated to cost of goods sold and inventory during the year.

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

8     OBLIGATIONS UNDER CAPITAL LEASES

      Obligations under capital leases are comprised of two leases which are repayable in blended monthly payments of $610, interest at 5.80% maturing June 23, 2002 and blended monthly payments of $107, interest at 5.17% maturing June 1, 2002. The future minimum lease payments under capital leases are:

                                                               $

2002                                                       6,997
Less: Amounts representing interest                          333
                                                 ----------------

Balance of obligation                                      6,664
Less: Current portion                                      6,664
                                                 ----------------

                                                               -
                                                 ----------------

       Specific leased equipment with a net book value of $6,826 has been pledged as collateral for obligations under capital leases.

9     LONG-TERM DEBT AND BANK INDEBTEDNESS

                                                                                        AUGUST 31,                AUGUST 31,
                                                                                              2001                      2000
                                                                                                 $                         $
Canadian dollar bank loan repayable in monthly  payments of $3,963
     (CAN$5,750), plus interest at prime plus 1.00% (6.75% at
      August 31, 2001; 8.50% at August 31, 2000)                                           199,617                   150,543

Canadian dollar bank loan repayable in monthly  payments of $3,776
     (CAN$5,835),  plus interest at prime plus 0.75% (6.50% at
      August 31, 2001)                                                                      98,100                         -

Convertible debentures                                                                     240,000                         -
                                                                                    -----------------------------------------

                                                                                           537,717                   150,543

Less: Current portion                                                                       89,954                    47,561
                                                                                    -----------------------------------------

                                                                                           447,763                   102,982
                                                                                    -----------------------------------------

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      Principal payments required in each of the next five years are as follows:

                                                       $

                 2002                             89,954
                 2003                            327,294
                 2004                             52,133
                 2005                             44,647
                 2006                             23,689
                                                  ------

                                                 537,717

      Bank indebtedness bears interest at prime plus 0.75% (6.50% at August 31, 2001; 8.25% at August 31, 2000) payable monthly. The Company has a $1,294,113 (2000 - $1,042,981) operating line of credit based on qualified accounts receivable and inventory of which $543,856 (2000 - $168,672) is available at August 31, 2001. The amount outstanding under the operating line of credit is repayable on demand.

      A general security agreement creating a first charge over all present and after acquired assets of the Company, limited guarantees from certain shareholders and an assignment of insurance proceeds have been pledged as collateral for the bank indebtedness and long-term debt. The Company is subject to certain restrictive warrants under its loan agreements with respect to maintaining specified working capital ratios, net worth ratios and limiting capital expenditures and payments to shareholders.

      In July 2001, the Company received $240,000 from the issue of Two Year Convertible Debentures. The debentures bear interest at 10% per annum paid semi-annually and are convertible into common stock of the Company at $0.75 per share from the date of the debenture until one year from the date of the debenture and at $0.90 from one year of the debenture until the maturity date of the debenture. No conversions occurred prior to August 31, 2001. In the event of a default under the terms of the debenture agreement, interest occurs at 20% per annum on the principal amount of the debentures from the date of default.

      10   INCOME TAXES

      The domestic (United States) and foreign (Canada) components of earnings
     (loss) before taxes were as follows:

                          AUGUST 31,         AUGUST 31,        AUGUST 31,
                                2001               2000              1999
                                   $                  $                 $

      Domestic                     -            (9,631)                 -
      Foreign            (1,160,729)          (485,796)            73,844
                         -----------          ---------            ------

                         (1,160,729)          (495,427)            73,844

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

 (expressed in U.S. dollars)

      The components of the provision for income taxes consist of:

                                                     AUGUST 31,                AUGUST 31,                AUGUST 31,
                                                          2,001                     2,000                     1,999
                                                              $                         $                         $
          Current
                      Domestic                                -                         -                         -
                      Foreign                                 -                         -                     3,702
                                                --------------------------------------------------------------------

                                                              -                         -                     3,702
                                                --------------------------------------------------------------------

          Deferred
                      Domestic                                -                    (3,719)                        -
                      Foreign                           143,287                  (158,881)                   10,177
                                                --------------------------------------------------------------------

                                                        143,287                  (162,600)                   10,177
                                                --------------------------------------------------------------------

Significant component of deferred tax assets and liabilties are as follows:

                                                    AUGUST 31,                AUGUST 31,                AUGUST 31,
                                                         2,001                     2,000                     1,999
                                                             $                         $                         $
          Deferred tax assets
                      Loss carry forwards              577,500                   214,246                         -
                      Valuation allowance             (507,500)                        -                         -
                                               --------------------------------------------------------------------

                                                        70,000                   214,246                         -

          Deferred tax liabilties
                      Capital assets                   (70,000)                  (65,698)                  (13,772)
                                               --------------------------------------------------------------------

          Net deferred tax asset (liability)                 -                   148,548                   (13,772)
                                               --------------------------------------------------------------------

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      The provision for income taxes differs from the amount computed by applying the federal and provincial statutory income tax rates to the company's earnings (loss) for the periods ended August 31, 2001, 2000 and 1999 as follows:

                                                                          2001                   2000                    1999
                                                                             $                      $                       $

           Income taxes (recoveries) at statutory rates               (499,100)              (220,482)                 32,949
           Increase (decrease) related to
                 manufacturing and small business tax
                 rates                                                  66,387                 29,148                  (19,070)
           Tax benefit of losses not recognized                       572,000
           Increase related to expenses not deductible
                 for tax purposes                                        4,000                 3,593
           Increased rates due to change in tax status                                         25,141                        -
-------------------------------------------------------------------------------------------------------------------------------

                                                                       143,287               (162,600)                  13,879

      The Company and its Canadian subsidiary have non-capital losses subject to confirmation by tax authorities of approximately $1,500,000 that can be used to reduce future taxable income. These losses expire as follows:

                                                                               $

      2007                                                               550,000
      2008                                                               950,000


 11   SHARE CAPITAL

      On August 23, 1999, the Company issued an offering memorandum for the sale of up to 1,000,000 units, each consisting of one share of common stock and one Common Stock Purchase Warrant ("Warrant"). Each Warrant entitles the holder to acquire an additional share of common stock for $2.00 per share at any time up to 5:00 p.m. on the last day of the eighteenth month following the first month in which the shares are listed for trading. The Warrants may be called by the Company upon thirty days written notice to the holders at $0.05 per Warrant provided that the closing bid price for the Company's common stock as reported by its trading market has been not less than $4.00 per share for twenty consecutive trading days. The offer closed October 31, 1999. Gross proceeds received from the offering totalled $990,700 from the issue of 990,700 shares of common stock and 990,700 Warrants. In addition, the Company issued 28,000 common shares for proceeds of $44,667 during 2000.

      During the period ended August 31, 1999, 1,511,560 (December 31, 1998-1,390,908) Class A common shares were issued for cash proceeds of $600,811 (December 31, 1998 - $870,212). During the period ended August 31, 1999, advances from shareholders of $108,040 were converted into 106,421 Class A common shares at a conversion rate of $0.985 per common share. This rate was established by the Board of Directors based on the price paid to buy out a shareholder in September 1998.

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

       On December 15, 1999, the Company issued 28,620 common shares in exchange for services of employees and to satisfy obligations of the October 31, 1999 offering. The Company recorded the issue of the shares at an estimated fair value of $1 per common share with a corresponding entry to compensation and other expenses of $99,620 and to share issue costs of $199,000. The following table summarizes information relating to currently outstanding and exercisable options as of August 3 1,2001.

       During the year ended August 31, 2001, the Company issued 117,360 common shares for net proceeds of $221,059.

       Stock option plan

       The Company had adopted a stock option plan. The amended plan reserved 2,500,000 shares for grant or issuance upon the exercise of options granted under the plan. Stock options will be granted by the Board of Directors or a compensation committee of the Board of Directors. The exercise price for options granted will be the fair market value of the common stock at the time of the grant if a public market develops for the stock or not less than the most recent price at which the Company had sold its common stock.

       During the year ended August 31, 2001, the Company issued options to acquire 263,500 common shares to non-employees for various services. The compensation expense recorded to these services was measured at $224,500.

       The following Schedule details the stock options granted, exercised, expired and cancelled.

                                              SHARES
                                         ISSUABLE ON
                                         EXERCISE OF          EXERCISE PRICE
                                       STOCK OPTIONS            PER SHARE
                                                   #                    $

Balance - August 31, 2000                          -                    -

Granted                                    2,099,580          0.67 - 3.00

Exercised                                    (87,360)         0.67 - 2.00

Cancelled                                    (12,500)                   2

Expired                                      (21,960)         1.00 - 3.00
                                    --------------------------------------

Balance - August 31, 2001                  1,977,760          0.67 - 3.00
                                    --------------------------------------

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

       The following table summarizes information relating to the currently outstanding and exercisable options as of August 31, 2001

                                                            OUTSTANDING
                            -------------------------------------------

                                                               Weighted
                                                                average
          Exercise                 Number of                contractual
             price                    shares                       life
                 $                         #                    (years)

              1.00                 1,822,010                       2.5
              2.00                    47,000                      1.25
              3.00                   108,750                       2.5
                            -----------------

                                    1,977,760
                            -----------------


      SB-2 REGISTRATION

      On February 22, 2000, the Company filed a Form SB-2 Registration Statement registering 1,800,400 shares of common stock. This registration statement became effective in 2001.


12   COMMITMENT

      During the period ended December 31, 1998, the Company disposed of previously acquired land and building under a sale leaseback arrangement with an unrelated party. The assets were disposed of for net proceeds of $808,683, which approximated the net book value of the assets at the time of the sale. Proceeds from the sale were used to repay the Promissory Note as described in note 3.

      Pursuant to the terms of the leaseback agreement, the Company is committed to lease the premises on a triple-net basis for a period often years commencing October 1, 1998 and expiring September 30, 2008. Any renewal after that time is to be on a month to month basis. In accordance with FAS 113, the lease has been recorded as an operating lease.

      Future minimum lease payments required in each of the next five years and to the end of the lease term are as follows:

                                                                             $

           2002                                                          7,463
           2003                                                         87,698
           2004                                                         93,522
           2005                                                         93,522
           2006                                                         93,522
           Thereafter to September 30, 2008                            170,314
                                                                       -------

                                                                       546,041

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


13     STATEMENT OF CASH FLOWS

                                        AUGUST 31,                AUGUST 31,               AUGUST 31,
                                              2001                      2000                     1999
                                                 $                         $                        $

Accounts receivable                        754,488                  (448,322)                (232,434)
Prepaid expenses and deposits              (13,500)                  (49,531)                 (13,632)
Inventory                                 (146,629)                 (472,524)                (459,501)
Trade accounts payable                      (9,498)                  141,816                  266,749
Other accounts payable and accruals              -                     7,512                   32,961
Income taxes payable                         4,343                    (8,424)                 (10,376)
                                      ----------------------------------------------------------------

                                           589,204                  (829,473)                (416,233)
                                      ----------------------------------------------------------------

Interest paid                               88,329                    60,500                   41,100
                                      ----------------------------------------------------------------

Income taxes paid                                -                     8,600                   14,100
                                      ----------------------------------------------------------------

14     Geographic information

       The Company's assets are located in Nisku, Alberta, Canada. The Company earns substantially all of its revenue from the sale of pultruded fiberglass products for use in the residential and commercial decking industry in North America and accordingly has only one reportable segment. Sales to external customers in the United States and Canada accounted for approximately 75% and 25% respectively (2000 - 76% and 24%; 1999 - 70% and 30%) of the Company's total sales for the period ended August 31, 2001.

       The Company was dependent upon one customer for 10% of external sales in the year ended August 31, 2001 (2000-8%; 1999-16%).

15     Financial instruments

       Financial instruments that potentially subject the company to significant concentration of credit risk consist primarily of accounts receivable. Accounts receivable are typically unsecured and the company is exposed to credit risk to the extent of non-performance by third parties in the payment of these amounts.

       Pursuant to an agreement with the Canadian Export Development Corporation, the Company insures its accounts receivable from United States Customers. Under the terms and conditions of the policy, approved accounts receivable are insured for up to 90% of their value. The company must submit monthly reports and comply with certain limits.

       The Company had 21$ and 19% of its receivables with one customer as at August 31, 2001 and 2000, respectively.

PULTRONEX CORPORATION
Notes to Consolidated Financial Statements
AUGUST 31,  2001, 2000 AND 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      The Company has estimated fair value of its financial instruments which include accounts receivable, bank indebtedness, note payable, income tax payable, accounts payable and accrued liabilities, obligations under capital leases, long-term debt and advances from shareholders. The Company has used valuation methodologies and market information available as of year-end and has determined that for such financial instruments, the carrying amounts approximate fair value in all cases.


 16   COMPARATIVE FIGURES

      Certain prior period's comparative figures have been reclassified to conform with the current period's presentation.








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


CONFLICTS OF INTEREST

            Certain conflicts of interest existed at August 31, 2001 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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


ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS; MANAGEMENT SHARE HOLDINGS

            Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The following table sets forth Common Stock ownership information as of the Record Date with respect to (i) each person known to us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock and Preferred Stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each person listed is PULTRONEX CORPORATION, 2305 - 8th Street, Nisku, Alberta, Canada T9E 7Z3

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


ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

During the year ended August 31, 2001, the Board of Directors met 2 times and held 1 meeting via unanimous consent in lieu of a special meeting. A majority of the directors was present at each meeting, all constituting a quorum. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.





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


(B) REPORTS ON FORM 8-K FILED

        None

ITEM 14  - CONTROLS AND PROCEDURES
--------------------------------------

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



ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by PricewaterhouseCoopers, LLP for professional services rendered for the years ended August 31, 2001 and 2000:

Service                                                 2001                2000
--------------------------------------------------------------------------------
Audit Fees                                           $23,300             $22,660
All Other Fees                                             -                   -
--------------------------------------------------------------------------------
Total                                                $23,300             $22,660
================================================================================

AUDIT FEES - Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by PricewaterhouseCoopers, LLP in connection with statutory and regulatory filings or engagements.

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



       SIGNATURE                   TITLE                            DATE

    /S/ BRIAN FISHER
--------------------------
        BRIAN FISHER, PRINCIPAL EXECUTIVE OFFICER     SEPTEMBER 15, 2005



       SIGNATURE                   TITLE                            DATE

    /S/ JOSEPH BATTY
--------------------------
        JOSEPH BATTY, PRINCIPAL FINANCIAL OFFICER     SEPTEMBER 15, 2005