Form 10QSB
period 2006-05-31
1-900 Jackpot, Inc.
filed 2006-07-17
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2006
                   -------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from                to
                                            --------------    ------------------
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

Indicate by check mark whether the registrant is a shell company(as defined by Rule 12b-2 of the Exchange Act.) Yes X No____ ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 31, 2006 14,168,935


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                   May 31,           August 31,
                                                                                    2006                2005
                                                                             ------------------- ------------------
Assets:
Current Assets
    Cash & Cash Equivalents                                                  $           853,785 $                -
     Prepaid Expense                                                                         958                  -
     Available-for-Sale Marketable Security                                              643,548                  -
                                                                             ------------------- ------------------
        Total Current Assets                                                           1,498,291                  -
                                                                             ------------------- ------------------

 Other Assets
      Intangible Assets                                                                   10,000                  -
                                                                             ------------------- ------------------

   Total Assets                                                              $         1,508,291                  -
                                                                             =================== ==================

Liabilities:
  Current Liabilities                                                        $             1,400 $              457
                                                                             ------------------- ------------------

     Total Liabilities                                                                     1,400                457
                                                                             ------------------- ------------------

Stockholders' Equity:
  Preferred Stock, par value $0.001,  Authorized  1,000,000 Shares,  Issued 0 at
    May 31, 2006 and
    August 31, 2005                                                                            -                  -
  Common Stock, Par value $0.001, Authorized 200,000,000
    Shares, Issued 14,168,935 and 57,411 at May 31, 2006 and
    August 31, 2005                                                                       14,169                 58
  Additional Paid-In Capital                                                           4,646,246          2,916,249
 Currency Translation Adjustment                                                           6,250              6,250
 Accumulated Comprehensive Income                                                        (37,734)                 -
  Retained Deficit                                                                        (5,912)            (5,912)
  Deficit Accumulated During the Development Stage                                    (3,116,128)        (2,917,102)
                                                                             ------------------- ------------------

     Total Stockholders' Equity                                                        1,506,891               (457)
                                                                             ------------------- ------------------

     Total Liabilities and Stockholders' Equity                              $         1,508,291 $                -
                                                                             =================== ==================

                             See accompanying notes

                               1-900 JACKPOT, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                Cumulative
                                                                                                                  since
                                                                                                               September 1,
                                                                                                                  2001
                                                       For the three months ended  For the nine months ended   Inception of
                                                                    May 31,               May 31,               Development
                                                          ------------------------ ----------------------
                                                               2006         2005      2006         2005           Stage
                                                          ------------- ---------- ------------  --------   ------------------
Revenues                                                  $           - $        - $          -  $      -   $                -

Expenses:
  General & Administrative                                       52,766          -      216,766         -              217,223
                                                          ------------- ---------- ------------  --------   ------------------

Net Income (Loss) from
 Continued Operations                                           (52,766)         -     (216,766)        -             (217,223)

Other Income (Expense)
  Interest Income                                                14,519          -       14,519         -               14,519
   Capital gain on sale of investment                             3,221          -        3,221         -                3,221
                                                          ------------- ---------- ------------  --------   ------------------
     Total Other Income (Expense)                                17,740          -       17,740         -               17,740
                                                          ------------- ---------- ------------  --------   ------------------

Discontinued Operations
  Loss on Sale of Subsidiary                                          -          -            -         -           (2,916,645)
                                                          ------------- ---------- ------------  --------   ------------------

Net Income (Loss)                                               (35,026)         -     (199,026)           -        (3,116,128)

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities         (37,734)         -      (37,734)        -              (37,734)
                                                          ------------- ---------- ------------  --------   ------------------
 Total Other Comprehensive Income(Loss                          (37,734)         -      (37,734)        -              (37,734)
                                                          ------------- ---------- ------------  --------   ------------------

Total Comprehensive Income(Loss)                          $     (72,760)$        - $   (236,760) $      -           (3,153,862)
                                                          ============= ========== ============  ========   ==================

Net Loss Available to Shareholder                         $     (35,026)         - $    199,026        -
Basic & Diluted Loss per Share                            $      (0.01) $          $     (0.10)  $     -
                                                          ============= ========== ============  ========

Weighted Average Shares Outstanding                           3,565,077     57,411    2,019,622    57,411
                                                          ============= ========== ============  ========

                             See accompanying notes

                               1-900 JACKPOT, INC
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       since
                                                                                                   September 1,
                                                                                                       2001
                                                               For the nine months ended           Inception of
                                                                        May 31,                     Development
                                                         --------------------------------------
                                                                2006               2005                Stage
                                                         ------------------ ------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                 $         (199,026)$                 - $        (3,116,128)
(Increase)Decrease in Prepaid Expense                                  (958)                  -                (958)
Increase (Decrease) in Accounts Payable                                 943                   -               1,400
Common Stock Issued for Services                                    150,000                   -             150,000
Gain on Sale of Investments                                          (3,221)                  -              (3,221)
Net Loss From Discontinued Operations                                     -                   -           2,916,645
                                                         ------------------ ------------------- -------------------
  Net Cash Used in Operating Activities                             (52,262)                  -             (52,262)
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Available-for-Sale Securities                          (720,977)                  -            (720,977)
Sale of Available-for-Sale Securities                                42,915                   -              42,915
                                                         ------------------ ------------------- -------------------
Net Cash Provided by Investing Activities                          (678,062)                  -            (678,062)
                                                         ------------------ ------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Loans                                               1,584,108                   -           1,584,108
                                                         ------------------ ------------------- -------------------
Net Cash Provided by Financing Activities                         1,584,108                   -           1,584,108
                                                         ------------------ ------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         853,784                   -             853,784
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                         ------------------ ------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                       $          853,784 $                   $           853,784
                                                         ================== =================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $                - $                 - $                 -
  Franchise and Income Taxes                             $                - $                 - $                 -

                               1-900 JACKPOT, INC
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:


  Converted Loan Payable to Common Stock                 $        1,584,108 $               -    $         1,584,108

  Issued Common Stock for Intangible Asset               $           10,000 $               -    $            10,000
































                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2006 and 2005
                                   (Unaudited)


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

                               1-900 JACKPOT, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2006 and 2005
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of May 31, 2006 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of May 31, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

           The Company has acquired certain Intellectual Lottery Product assets from Umbrella Management. The Company intends to license these products to various government-run lotteries and private and public companies that are seeking new products for their operations.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                 FOR THE NINE MONTHS ENDED MAY 31, 2006 and 2005
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                 FOR THE NINE MONTHS ENDED MAY 31, 2006 and 2005
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                 FOR THE NINE MONTHS ENDED MAY 31, 2006 and 2005
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of May 31, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- COMMON STOCK TRANSACTIONS

         On November 16, 2005, the company issued 2,027,027 shares of common stock to Fletcher & Associates for legal services of $150,000. The cost of $150,000 for services has been charged to general and administrative expenses.

         On February 10, 2006 the Board of Directors authorized a 1-for-74 reverse split of all of the issued and outstanding shares of common stock. The stock split decreased the number of outstanding common shares from 154,248,115 to 2,084,491 as of February 28, 2006. All references to the company's common stock in the financial statements have been restated to reflect the stock split.

         On March 21, 2006 the Company acquired certain Intellectual Lottery Product assets for $10,000 from Umbrella Assets Management Inc, in exchange of the issuance of 10,000,000 shares of common stock..

         On March 27, 2006 the Company issued 2,084,444 common shares to Umbrella Management Inc. In exchange for converting a loan of $1,548,108.

NOTE 6- INVESTMENTS

Available-for-Sale Securities

         The Company's securities investment that are bought are held for an indefinite period of time and are classified as available-for-sale securities. Available securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. As of May 31, 2006, the securities had a fair market value of $643,548. An unrealized loss of $37,734 has been recorded in comprehensive income for the three and nine months ended May 31, 2006.

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

          During the current quarter, the Company acquired certain Intellectual Lottery Products assets. The Company intends to license these products to various government-run lotteries and private and public companies that are seeking new products for their operations.

         The Company had no sales or sales revenues for the three and nine months ended May 31, 2006 or 2005 because it is a shell company that has not had any business operations.

         The Company had no costs of sales revenues for the three and nine months ended May 31, 2006 or 2005 because it is a shell company that has not had any business operations and the plan for licensing the newly acquired Lottery Product assets is currently being developed. The Company had general and administrative expenses of $52,766 and $216,766 for the three and nine month period ended May 31, 2006 and $0 for the same period in 2005.

CAPITAL RESOURCES AND LIQUIDITY

         At May 31, 2006, the Company had total current assets of $1,498,291 and total assets of $1,508,291 as compared to $0 current assets and $0 total assets at August 31, 2005. The Company had a net working capital deficit of $1,496,891at May 31, 2006 and $(457) at August 31, 2005. Net stockholders'
equity in the Company was $1,506,891 as of May 31, 2006 and $(457) at August 31, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible forestablishing and maintaining disclosure controls and procedures for the company.

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

                  (b) Changes in Internal Control

                  Based on his evaluation as of May 31, 2006, there were no significant changes in the Company's internal control over financial reporting or any other areas that could significantly affect the Company's internal control subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


July 14, 2006


/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)


/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)