Form 10QSB/A
period 2006-05-31
1-900 Jackpot, Inc.
filed 2006-08-02
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


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


                3838 Raymert Drive, Suite 3, Las Vegas, NV 89121
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 575-0050
                            Issuer's telephone number



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


July 31, 2006


/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)


/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)