Form 10KSB
period 2006-08-31
1-900 Jackpot, Inc.
filed 2006-12-15
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2006
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-30213

                               1-900 JACKPOT, INC.
                           --------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                                NEVADA 98-0219399
               ------------------------------- ------------------
                (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

                3838 RAYMERT DRIVE, SUITE 3, LAS VEGAS, NV 89121
        -----------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 604-575-0050

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company as of its most recent fiscal year end (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The Registrant's revenue for the year ended August 31, 2006 was $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on August 31, 2006, is $545,366.

As of August 31, 2006, there were 14,168,935 shares of the Registrant's Common Stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                Table of Contents


Item Number and Caption                                                     Page

PART I

Item 1.      Description of Business.......................................   1

Item 2.      Description of Property.......................................   5

Item 3.      Legal Proceedings.............................................   5

Item 4.      Submission of Matters to a Vote of Securities Holders.........   5

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters......   6

Item 6.      Management's Discussion and Analysis or Plan of Operations....   7

Item 7.      Financial Statements......................................... F1-17

Item 8.      Changes in and Disagreements with Accountants on Accounting
                And Financial Disclosure...................................  10

Item 8a. Controls and Procedures...........................................  10

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.............  11

Item 10. Executive Compensation............................................  12

Item 11. Security Ownership of Certain Beneficial Owners and Management....  13

Item 12. Certain Relationships and Related Transactions....................  14

Item 13. Exhibits and Reports on Form 8-K..................................  15

Item 14. Principal Accountant Fees and Services............................  15

                                     PART I

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Except where otherwise stated, references in this document to "us," "our", "we," or "the Company" refer to 1-900 Jackpot, Inc. ("1-900 Jackpot"). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.


ITEM 1.   DESCRIPTION OF BUSINESS.

Overview

Our company was incorporated on August 20, 1999 under the laws of the State of Nevada as Pultronex Corporation ("Pultronix"). Our name was changed to 1-900 Jackpot, Inc. on July 7, 2005, but said change is in the process of being ratified by our shareholders. It is anticipated that said change is to be fully effective as of December 17, 2006. Pultronix had designed, engineered and marketed fiberglass reinforced composite products for use in residential, commercial, and light industrial applications. Its operations were discontinued in February of 2002.

On November 16, 2005, Fletcher & Associated ("Fletcher") gained control of our Company in connection with their agreement to prepare and file paperwork with the SEC necessary to bring our SEC filings current. As a result of this Agreement, they were issued 150,000,000 shares or roughly 97.2% of our issued and outstanding common shares. Our new management then acquired certain Lottery Product assets. Subsequent to the sale of shares to Fletcher, we sought to effect a 1-for-74 reverse split of our common shares. However, we inadvertently failed to reflect the reverse split in an SEC filing and provide our shareholders with notice of the same in accordance with applicable law. The reverse split has since been ratified by our shareholders and we have filed a Definitive Schedule 14C with the SEC describing the reverse spit. We have provided our shareholders with a copy of the Definitive Schedule 14C and we anticipate that it will be deemed fully effective as of December 17, 2006. At that time, 12,084,444 of our post split common shares shall be deemed issued to

Umbrella Asset Management ("Umbrella"), the company that sold the Lottery Product assets to us and provided us with $1,548,108 of net financing. Upon issuance of such shares, Umbrella will own approximately 85.27% of our issued and outstanding common shares. Notwithstanding the foregoing, the financial statements and other shareholder related information contained in this Report reflect the effectiveness of the reverse split and issuance of shares to Umbrella.

The lottery related assets that we purchased from Umbrella relate to certain on-line and off-line lottery products. Neither Umbrella nor the Company has filed for copyright, patent or any other intellectual property protection with respect to these assets in any jurisdiction and we have no current plans to do so. Further, no assurance is given that we will be able to utilize the foregoing assets in a manner where we can realize revenues or profits or otherwise effect our business plan.

Our current business plan provides for us to license the operation of our proprietary lottery products to lottery operators on a worldwide basis. We are a development stage company and have no revenues. We do not have sufficient funds to fully implement our business plan and no assurance is given that we will be able to raise sufficient funds to do so. If we fail to raise such funds, we may be forced to modify our business plan or otherwise curtail our operations.

Prior Business

1-900 Jackpot, Inc. was incorporated on August 20, 1999 under the laws of the State of Nevada as Pultronex Corporation. It had done business in the name of its wholly owned subsidiary, Pultronex Corporation of Alberta ("PCA"). PCA designed, engineered and marketed fiberglass reinforced composite products for use in residential, commercial, and light industrial applications. PCA's strength was in its ability to quickly and effectively apply its intellectual property to meet market demands with long life, high performance products. Its proprietary products included E-Z Deck (R) , E-Z Rail, which had residential, commercial and marine applications, Waterfront Sheet Piling for seawalls and retaining walls, and Ultra Plank, which was used for sea scaffolding and stadium or portable seating. PCA's business was seasonal and highly dependent upon the weather. Pultronex Corporation of Alberta was sold to an unrelated entity in February 2002. Proceeds were used to pay off secured debt. The Company remained inactive until July 1, 2005, when it retained new management to explore new business opportunities.

The Lottery Industry

We believe that there is a large and active market for lottery products worldwide. Domestic and foreign governmental authorities and their licensees operate lotteries in approximately 200 worldwide jurisdictions. Worldwide lottery ticket sales during 2004 were approximately $187.1 billion. Governments have authorized lotteries as a means of generating non-tax revenues. In jurisdictions such as the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Although there are many types of lotteries in the world, it is possible to categorize government authorized lotteries into two principal groups: on-line lotteries and off-line lotteries.

An on-line lottery is conducted through a computerized lottery system in which lottery terminals are connected to a central computer system. An on-line lottery system is generally utilized for conducting games such as lotto, sports pools, keno and numbers, in which players can make their own selections. Off-line lotteries feature lottery games which are not computerized, such as manually processed games and instant ticket games. Traditional off-line lottery games are generally conducted in international jurisdictions. Instant ticket games, in which players scratch off a coating from a pre-printed ticket to determine if it is a winning ticket, are conducted both internationally and in the United States.

In general, on-line lotteries generate greater revenues than both traditional off-line lottery games and instant ticket games. In addition, there are several other advantages to on-line lotteries as compared to traditional off-line lotteries. Unlike traditional off-line lottery games, wagers can be accepted and processed by an on-line lottery system until minutes before a drawing, thereby significantly increasing the lottery's revenue in cases in which a large prize has attracted substantial interest. On-line lottery systems also provide greater reliability and security, allow a wider variety of games to be offered and automate accounting and administrative procedures which are otherwise manually performed. Despite the relative advantages associated with on-line lotteries, off-line lotteries remain popular abroad, and we will be directing our marketing efforts towards these international jurisdictions. However, no assurance is given that we will successfully penetrate these markets.

Worldwide lottery ticket sales grew at a compounded annual rate of 2.5% for the five years from 2000 through 2004. A number of factors, including, but not limited to the lack of new products, jackpot fatigue (lack of interest in lower payouts), an aging player base, and lack of advertising, have led to this modest growth. We feel that our unique and creative lottery products will be accepted by governments and lottery operators, as they search for new products to increase demand. However, no assurance is given in this regard.

Proposed Operations and Products

We are a development stage company, have not commenced our operations and have no revenues. We are focused on becoming a leading licensor of worldwide lottery systems. Our current business plan provides for us to develop processing facilities and license the operation of our proprietary lottery products to lottery operators on a worldwide basis. Our lottery products and related processing and administrative facilities are in the formative stage. No assurance is given that they will ever be fully developed or profitable thereafter. Licensee's will be responsible for the procurement of their respective lottery operator's license as well as the marketing of our lottery products. No assurance is given that we will successfully negotiate an agreement with a lottery operator in any jurisdiction or that the operator will be able to market our lottery products or generate revenues or profits for us.

Government Regulation

Lotteries are not permitted in various states or jurisdictions of the United States unless expressly authorized by law. The ongoing operations of authorized lotteries in the United States are extensively regulated. Applicable legislation varies from jurisdiction to jurisdiction, but, in addition to authorizing the lottery and creating the applicable regulatory authority, the lottery statutes generally dictate certain broad parameters within which lotteries may operate, including, but not limited to, the percentage of lottery revenues that must be paid out in prizes. Lottery authorities typically exercise significant control as to the selection of vendors and award of lottery contracts, ticket prices, types of games played and marketing strategy, all of which can have an effect on our operating results.

Prior to and after granting a lottery contract, government authorities generally conduct an investigation of the company and its employees pursuant to which such authorities may require removal of an employee deemed to be unsuitable. Certain states also require extensive personal and financial disclosure (including, among other things, submission of fingerprints, personal financial statements and federal and state income tax returns) and background checks of control persons and entities beneficially owning a specified percentage (typically 5% or more) of the company's securities. The failure of such beneficial owners to submit such background checks and provide disclosure could jeopardize the award of a lottery contract or provide the basis for cancellation of any existing lottery contract.

The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are highly regulated, although this regulation typically varies from the type of regulation prevailing in the United States. Restrictions are frequently imposed on foreign entities seeking to do business in such jurisdictions. As a result, we plan to license our lottery systems to operators domiciled in the jurisdictions within which they plan to operate. The lottery operators will be required to be licensed in the jurisdictions within which they do business. Laws and regulations applicable to lotteries in the United States and foreign jurisdictions are subject to change and the effects of such changes on our future operations cannot be predicted with certainty. In the future, domestic and/or foreign jurisdictions may adopt legislation that restricts, prohibits or otherwise further regulates the operation of lotteries. Such legislation or regulation may serve to benefit larger lottery operators who have better name recognition and greater resources than us. Such regulations could have a material and adverse effect on our operations.

As we may perform certain administrative functions on behalf of our lottery operators, we may be directly subjected to such domestic and foreign regulation as well. Notwithstanding the foregoing, we believe that we will not be required to be licensed as an operator of lotteries and we do not intend to become licensed in any jurisdiction within which our licensees operate.

Competition

Our business is highly competitive. We face competition from large numbers of domestic and international instant ticket manufacturers, lottery providers and others, many of whom have financial resources far greater than ours and/or those of our licensees. Many of these competitors have greater leverage in attracting talent, product and personnel. A high degree of competition is expected to continue in our business and the business of our licensees. Our business and the business of our licensees may be adversely affected by these factors.

In particular, there are currently three primary lottery services competitors in the United States: GTECH Corporation, Automated Wagering International, Inc. and Scientific Games Holdings Corp. We believe that these companies engage in vigorous competition with respect to existing lottery technologies and services, the advancement of which could render our products obsolete. These companies may develop enhanced Internet retail capabilities and value added lottery systems and services for domestic and international markets in order to provide new growth opportunities and higher profit margins for established lotteries.

We are also faced with competition from many international lottery services and product suppliers. While we are initially concentrating our efforts on the development and marketing of our products for international markets, we anticipate that it will take a significant amount of time and resources to develop a significant market presence in these countries. Competitors domiciled or otherwise doing business in these markets may have a significant competitive advantage over our licensees and us.

In both the domestic and international markets, factors, other than pricing, that influence the award of lottery contracts can include, among other things, the ability to optimize lottery revenues through game design and technical capability, quality of the product, dependability, production capacity, marketing experience, financial condition and reputation of the contract bidder, the security and integrity of the contract bidder's production operations, as well as other requirements and qualifications imposed by specific jurisdictions. Despite our belief that our lottery products are unique, our recent entry into this industry, as well as our limited product line, could materially and adversely affect our ability to compete both internationally and at home.

We feel that the modest growth of worldwide lottery sales has been in part due to the advent of Internet gaming and poker sites. While the Internet gaming and poker site play of American consumers may have been adversely affected by US legislation and the renewed threat of enforcement of such legislation, the Internet play of American and other gamblers has nonetheless experienced meteoric growth. The continued growth of Internet play could have a material adverse effect on the lottery business in general as well as the operations of those entitles that provide lottery related services.

Patents, Trademarks and Copyrights

Management believes that our success will be affected by our ability to bring creative and unique lottery products or new or enhanced applications to market. The patentability of such new products or applications is evaluated and patent and other intellectual property applications are filed where necessary to protect unique developments. Notwithstanding the foregoing, we possess no intellectual property rights with respect to our Lottery Assets, nor are any such applications pending. No assurance is given that we will ever apply for intellectual property protection in any jurisdiction. Our failure to do so could have a material and adverse effect on our ability of attract and retain licensees and/or our ability to generate revenues.

Employees

As of August 31, 2006, we had no employees other than our executive officers, Messrs. Fisher and Batty, who each devote their full time efforts towards our operations. None of our employees or independent contractors are represented by a collective bargaining agreement.


ITEM 2.   DESCRIPTION OF PROPERTY

Since January 1, 2005, our registered office has been located at 3838 Raymert Drive, Suite 3, Las Vegas, Nevada 89121. Our Las Vegas office presence lease bears a annual commitment of $180.00 and continues on a month to month basis.


ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our business, our financial condition or our results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of the date of this Report, our common stock is traded on the NASD Over-the-Counter Bulletin Board. Our ticker symbol is ONJP.

From November 2001 through March 8, 2006, our common shares had been de-listed. Trading of our shares resumed on May 2, 2006. The range of high and low bid prices for our common shares for each quarter of the last two calendar years was as follows:

                                            Low Bid                High Bid

                       1st Quarter 2005                 No trading
                       2ndQuarter 2005                  No trading
                       3rd Quarter 2005                 No trading
                       4th Quarter 2005                 No trading

                       1st Quarter 2005                 No trading
                       2ndQuarter 2005                  No trading
                       3rd Quarter 2005       $10.00                 $5.00
                       4th Quarter 2005       $12.05                 $3.00

The foregoing stock prices have been adjusted to reflect a 1-for-74 reverse split that was effective on March 9, 2006. The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions


HOLDERS

As of August 31, 2006, there were 99 shareholders of our common stock. This number excludes the beneficial owners of shares held in "street" name or held through participants in depositories.


DIVIDEND POLICY

We have not paid any cash dividends to date. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development of our business until our licensees conduct their lottery drawings. Thereafter, the payment of dividends will be made at the discretion of our directors.


RECENT SALES OF UNREGISTERED SECURITIES

As of November 16, 2005, we issued 150,000,000 pre-reverse split shares to a consultant for payment on a loan of $150,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. No commissions or other remuneration were or will be paid in connection with the issuance of these shares.

As of March 21, 2006, we sought to issue 740,000,000 of our pre-split common shares to Umbrella Asset Management, Inc. ("Umbrella") in exchange for certain lottery related assets valued at $10,000. The 1-for-74 reverse split of our common shares that we authorized on March 9, 2006 was never effective as we inadvertently failed to file a disclosure with the SEC and deliver a final version of the same to our shareholders. As a result, we did not have sufficient authorized shares to issue to Umbrella. We anticipate that the reverse split will be formally ratified by our shareholders, fully disclosed to the SEC and our shareholders, and be deemed fully effective as of December 17, 2006, at which time 10,000,000 of our post-reverse split common shares will be deemed issued to Umbrella. These shares, once issued, will have been issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. No commissions or other remuneration were or will be paid in connection with the issuance of these shares. Notwithstanding the foregoing, the financial statements included in this Report and other sections of this Report regarding our outstanding shares reflect the effectiveness of the reverse split and further reflect that these shares have been issued.

As of March 27, 2006, we sought to issue an additional 154,253,148 of our common shares to Umbrella in exchange for converting a loan of $1,584,108. The 1-for-74 reverse split of our common shares that we authorized on March 9, 2006 was never effective as we inadvertently failed to file a disclosure with the SEC and deliver a final version of the same to our shareholders. As a result, we did not have sufficient authorized shares to issue to Umbrella. We anticipate that the reverse split will be formally ratified by our shareholders, fully disclosed to the SEC and our shareholders, and be deemed fully effective as of December 17, 2006, at which time 2,084,444 of our common shares will be deemed issued to Umbrella. These shares will be deemed issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. No commissions or other remuneration were or will be paid in connection with the issuance of these shares. Notwithstanding the foregoing, the financial statements included in this Report and other sections of this Report regarding our outstanding shares reflect the effectiveness of the reverse split and further reflect that these shares have already been issued.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PLAN OF OPERATION

We are a development stage company, have not commenced our operations and have no revenues. We are focused on becoming a leading licensor of worldwide lottery systems. Our current business plan provides for us to license the operation of our proprietary lottery products to lottery operators on a worldwide basis.

In March of 2006, we purchased certain intellectual and other property in connection with certain on-line and off-line lottery products. Over the next 12 months, we intend to fully develop these products and seek out licensees to market our products. Lottery operators will be responsible for obtaining their respective licenses and for the marketing of our lottery products. No assurance is given that we will be able to enter into an agreement with any licensee or that such licensee will be able to successfully market our products. We, in turn, will be responsible for integrating these international lotteries into our processing centers and for ensuring that each lottery is administered fairly, honestly and in a secure fashion. No assurance is given that we will be able to fully develop or execute our business plan or otherwise generate any revenues or profits.

In addition to our current management team, we anticipate that we will need to retain the services of one or more persons with land-based and Internet telephony, computer programming and IT expertise. As the domestic and international lottery industries are highly regulated, we will also need to retain personnel with regulatory experience relating to the operation of worldwide lotteries and related matters. We believe that we can attract qualified personnel to serve our needs, but offer no assurance that we will be able to do so.

Our business and revenues will be subject to certain uncertainties associated with the regulation of worldwide lotteries and the marketing of lottery products, especially with respect to the marketing of lottery products to United States citizens. These uncertainties could have a material adverse effect on the business, revenues, operating results and financial condition of our licensees and us. Our processing facilities are being designed with safeguards that will allow us to identify U.S. gamblers so that our foreign licensees do not inadvertently market or sell products to them. However, despite whatever safeguards we employ, no assurance is given that we will be able to fully eliminate such sales or marketing efforts.


LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2006, we had cash of $861,328, available for sale securities of $597,294 and had working capital of $1,469,289. Our cash position resulted from loan proceeds received from Umbrella that had been subsequently converted to equity.

As we have no revenues and it is unclear as to if or when we will earn revenues, our auditors have raised substantial doubt about our ability to continue as a going concern. During the year ending August 31, 2006 we had a net loss of $180,373. Net cash used in operating activities during this period was limited to $194,718 and we anticipate that we will have sufficient liquid assets to last for at least the next twelve months. However, no assurance is given in this regard. If we have underestimated our liquidity needs, we will need to raise additional capital or delay or scale back our operations, which could have a material and adverse effect on our business, financial condition and results of operations.


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company:

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for
Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In May  2005,  the FASB  issued  SFAS No.  154,  "Accounting  Changes  and Error
Corrections" ("SFAS 154"). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company's financial statements with the adoption of this FASB.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumption that have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Actual results may differ from these estimates under different assumptions or conditions.

Valuation of Non-cash Capital Stock Issuances. We value our stock transactions based upon the fair value of the equity instruments used in the particular transaction. Various methods can be used to determine the fair value of the equity instrument. We may use the fair value, the quoted market price or the contemporaneous cash sale price of the stock based consideration. Each of these methods may produce a different result. We use the method that most appropriately reflects the value of the transaction to us. If a difference method was used it could impact the expense, deferred stock and equity stock accounts.


OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear on pages F-1 to F-17.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting are effective and have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Except as set forth below, there were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, the Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company's internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name                  Age        Title (1)
------------------    ------        ----------------------
Brian Fisher          57         CEO, President and Director
Joseph Batty          65         CFO, Treasurer, Secretary and Director (2)

(1) The directors named above serve until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until their successors are otherwise elected and have accepted their positions. Directors are elected for one-year terms.

Mr. Fisher has served as our chief executive officer and president since July 1, 2005. He has been a member of our Board of Directors since June of 2004. From January of 1999 through October of 2002, Mr. Fisher was President, CEO and a director of Novus Environmental, Inc., a publicly traded company that had been listed on the NASD over-the-counter bulletin board. Mr. Fisher was retired from October 2002 through the time he became our director in June of 2004. Mr. Fisher is a citizen of Canada.

Mr. Batty has served as a member of our Board of Directors and our Treasurer and CFO since December 5, 2005. Mr. Batty has been a Chartered Accountant in Canada since 1966 and is a member of the Institute of Chartered Accountants of Alberta. He has served as a financial consultant to both publicly traded and private companies over the last five years. From April 1999 through January 2005, Mr. Batty has served as the Chief Financial Officer of Canglobe International, Inc., a publicly traded company listed on the NASD over-the-counter bulletin board and located in Las Vegas, Nevada. From December 2002 through February 2004, Mr. Batty has served as the Chief Financial Officer of Hydro International Inc., a publicly traded company listed on the NASD over-the-counter bulletin board and located in Tampa, Florida. Mr. Batty is a citizen of Canada.


SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company is subject to the provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities.

Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons. Fletcher & Associates has not filed its Form 3 when due, but has undertaken to us to file its Form 3 as soon as practicable. While it is unclear whether Umbrella is required to file its Form 3 prior to the time that the reverse split is fully effective and its shares have been formally issued, Umbrella has not, as of the date of this Report filed its Form 3 with the US Securities and Exchange Commission.


AUDIT COMMITTEE FINANCIAL EXPERT

Given our limited operations and resources, and the limited size of our management team, Joseph Batty, our Chief Financial Officer, serves as the sole member of our audit committee and is our sole audit committee financial expert. Mr. Batty is not independent.


CODE OF ETHICS

As of the date of this Report, we have not adopted a code of ethics applicable to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. It is anticipated that we will adopt such a code of ethics during the first calendar quarter of 2007. Once we do so, we will provide to any person, without charge, a copy of our Code of Ethics then in effect, upon written request to us in writing at out corporate address.


INDEMNIFICATION AND LIMITS OF LIABILITY

Our Bylaws provide that any person serving as our officer or director or who was serving at the request or for the benefit of the Company as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permitted under Nevada law against all expenses, liability and loss (including attorney's fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by said person in connection therewith.

Further, our bylaws authorize but do not require us to purchase and maintain insurance on behalf of any person who is or was a director or officer of the Company, or is or was serving at our request as a director or officer of another company, or as its representative in a partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not we would have the power to indemnify such person.


ITEM 10.    EXECUTIVE COMPENSATION

Messrs. Fisher and Batty were not paid a salary during the years ending August 31, 2005 and August 31, 2006. However, they may be paid a salary or other compensation and may be offered employment agreements in the future should our operations and cash flow permit. They are, however, reimbursed for reasonable out of pocket expenses. Additionally, it is anticipated that Messrs. Fisher and Batty will participate in our stock or other incentive based compensation plans if and when such plans are implemented.

The following table sets forth the compensation of our executive officer(s) for the last three (3) fiscal years:

NAME AND                                ANNUAL COMPENSATION            LONG TERM COMPENSATION
PRINCIPAL POSITION           YEAR   SALARY       BONUS  OTHER(1)      STOCK     SAR's   LTIP  OTHER(1)
------------------           ----   ------       -----  --------      -----     -----   ----  --------
Brian Fisher-CEO
   and president             2004   $0.00        $0.00    $0.00       $0.00     $0.00   $0.00 $0.00
                             2005   $0.00        $0.00    $0.00       $0.00     $0.00   $0.00 $0.00
                             2006   $0.00        $0.00    $0.00       $0.00     $0.00   $0.00 $0.00
Joseph Batty-Vice
   President/CFO, Secretary
   and Treasurer             2004   $0.00        $0.00    $0.00       $0.00     $0.00   $0.00 $0.00
                             2005   $0.00        $0.00    $0.00       $0.00     $0.00   $0.00 $0.00
                             2006   $0.00        $0.00    $0.00       $0.00     $0.00   $0.00 $0.00
                   -------------------------------------------------------------------------------------

(1) We do not currently have any employee incentive stock option plan.


TERMS OF OFFICE

Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.


DIRECTOR'S COMPENSATION

While our bylaws authorize us to compensate directors for attending director or committee meetings, no such compensation has been paid in the past. We reimburse directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of common stock beneficially owned by a person, shares of common stock subject to options and warrants held by that person that are exercisable within 60 days are deemed outstanding. Such shares of common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

The following table sets forth certain information as of August 31, 2006 with respect to shares of our voting securities owned by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him.

Title of               Name and Address of                          Amount of             Percent
Class                  Beneficial Owner                             Shares                of Class (1)
-----------------      ---------------------------                  -------------         ----------
Common stock           Brian Fisher
                       3838 Raymert Dr., Suite 3
                       Las Vegas, NV 89121                                      0              0.00%

Common Stock           Joseph Batty
                       3838 Raymert Dr., Suite 3
                       Las Vegas, NV 89121                                      0               0.00%

Common Stock           Umbrella Asset Management, Inc. (2)
                       21 Regent Street, 4th Floor
                       Belize City, Belize, C.A.                       12,084,444               85.3%

Common Stock           All Executive Officers
                       and Directors as a Group
                       (2 people)                                              0                0.00%


(1) As of August 31, 2006, Fletcher & Associates owned 150,000,000 of our pre-split common shares. If the Umbrella shares are not deemed issued as of August 31, 2006, Fletcher would have owned approximately 97.2% of our issued and outstanding common shares at that date.

(2) At the time we sought to issue these shares, our reverse split had not been effective, due to our failure to reflect the reverse split in a regulatory filing and provide our shareholders with notice of the same. This report and the financial statements contained herein assume that the reverse split was fully effective and that these shares were validly issued and outstanding as of August 31, 2006. We have since reflected the reverse split in a filing with the US Securities and Exchange Commission and have provided our shareholders with the required copies of the notice. We anticipate that the reverse split will be fully effective as of December 17, 2006.


CHANGES IN CONTROL

As of November 16, 2005, we issued 150,000,000 of our pre-split common shares to Fletcher & Associates in exchange for consulting services. These shares represented approximately 97.2% of our issued and outstanding common shares at that date.

In March 2006, we sought to issue 894,253,148 of our pre-reverse split common shares to Umbrella, but did not have sufficient authorized common shares to do so. At the time that our reverse split is deemed effective, Umbrella will be issued 12,084,444 or approximately 85.3% of our post-reverse split issued and outstanding shares. We expect these shares to be formally issued and for Umbrella to gain control of our Company as of December 17, 2006. Notwithstanding the foregoing, our financial statements included in this report and other sections herein regarding the issuance of shares reflect the effectiveness of the reverse split and that these shares have already been issued.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 21, 2006, we sought to issue 740,000,000 of our pre-split common shares to Umbrella in exchange for certain lottery related assets valued at $10,000. The 1-for-74 reverse split of our common shares that we authorized on March 9, 2006 was never fully effective as we inadvertently failed to make a regulatory filing in connection with the shareholder action needed to approve the split and provide our shareholders with a copy of the same. Had the reverse split been deemed fully effective and the shares been issued to Umbrella at that time, Umbrella would have been a control person of our Company by virtue of their ownership of our shares. We subsequently sought to issue an additional 154,253,148 of our common shares to Umbrella in exchange for converting a loan of $1,584,108.

During the fiscal year ending August 31, 2006, we engaged the services of a company under the control of Justin Fisher, son of our president and CEO, Brian Fisher, to manage our web site and provide other Internet related services. The terms of this agreement are not supported by a written agreement. Total compensation paid to this entity during the fiscal year ending July 31, 2006 was $7,500. It is anticipated that this entity will continue to be retained by us in the future, at terms to be negotiated.


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Item 7 hereof.

         2.       Financial Statement Schedules - None

         3.       Exhibits:



Exhibit No.                Description

         3.1      Articles of Incorporation, as amended*
         3.2      Bylaws, as amended*
         4.2      Common Stock Certificate*
         10.2     Share Exchange Agreement*
         17.1     Letter of Director Resignation
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Brian Fisher
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Joseph Batty
         32.1 Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         * Incorporated by reference to our Form SB-2 filed with the US Securities and Exchange Commission on February 22, 2000.


Reports on Form 8-K

         Form 8-K filed on July 25, 2006
         Form 8-K filed on August 29, 2006


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We were billed for and paid our current auditors, Robison, Hill & Co., $14,000 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the 2006 fiscal year. We were billed for and paid our current auditors, Robison, Hill & Co., $15,400 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statement included in our Forms 10-QSB for the 2005 fiscal year.

Audit-Related Fees. We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the 2006 and 2005 fiscal year, respectively.

Tax Fees. We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the calendar years ending August 31, 2006 and August 31, 2005.

All Other Fees. We did not pay our auditors and were not billed any fees in connection with other fees during the calendar year ending August 31, 2006. We did not pay our auditors and were not billed for any fees other than those described above with respect to the calendar year ending August 31, 2005.

Audit Committee Pre-Approval Polices. We have no audit committee pre-approval policies and procedures.

                               1-900 JACKPOT, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                            AUGUST 31, 2006 AND 2005

                                    CONTENTS


                                                                           Page

Independent Auditor's Report..............................................F - 1

Balance Sheets
  August 31, 2006 and 2005................................................F - 3

Statements of Operations for the years ended
  August 31, 2006 and 2005 and for the Cumulative Period from
  September 1, 2001 (inception of development stage) to August 31, 2006...F - 4

Statement of Stockholders' Equity
  Since August 20, 1999 (inception) to August 31, 2006....................F - 5

Statements of Cash Flows for the years ended
  August 31, 2006 and 2005 and for the Cumulative Period from
  September 1, 2001 (inception of development stage) to August 31, 2006...F - 7

Notes to Financial Statements.............................................F - 9

                          INDEPENDENT AUDITOR'S REPORT


1-900 Jackpot, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of 1-900 Jackpot, Inc. (formerly Pultronex Corporation) (a development stage company) as of August 31, 2006 and 2005 and the related statements of operations and cash flows for the years then ended and the cumulative since September 1, 2001 to August 31, 2006 and the statement of stockholders' equity from August 20, 1999 (inception) to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1-900 Jackpot, Inc.(a development stage company) as of August 31, 2006 and the results of its operations and its cash flows for the years ended August 31, 2006 and 2005 and the cumulative since September 1, 2001 to August 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of August 31, 2006, the Company has no source of revenue, has suffered recurring losses from operations, has a deficit accumulated during development stage and requires additional financing in order to finance its business activities on an ongoing basis that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            Respectfully submitted,


                                            /s/ Robison, Hill & Co.
                                            Certified Public Accountants

Salt Lake City, Utah
December 13, 2006

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                  August, 31
                                                                     -------------------------------------
                                                                           2006                2005
                                                                     -----------------  ------------------
      ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                         $         861,328  $                -
    Available-For-Sale Securities                                              597,294                   -
    Prepaid Expenses                                                             6,177                   -
    Withholding Taxes                                                            5,074                   -
                                                                     -----------------  ------------------
      Total Current Assets                                                   1,469,873                   -
                                                                     -----------------  ------------------

OTHER ASSETS
    Intangible Assets                                                           10,000                   -
                                                                     -----------------  ------------------
       Total Other Assets                                                       10,000                   -
                                                                     -----------------  ------------------

      Total Assets                                                   $       1,479,873  $                -
                                                                     =================  ==================

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
   Accounts Payable                                                  $             584  $              457
                                                                     -----------------  ------------------
      Total Current Liabilities                                                    584                 457
                                                                     -----------------  ------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.001, Authorized
   1,000,000 shares, Issued 0
   at August 31, 2006 and 2005
  Common Stock, Par value $.001, Authorized
    200,000,000 shares, Issued 14,168,935
    at August 31, 2006 and 57,464 at August 31, 2005                            14,169                  58
  Paid-In Capital                                                            4,646,246           2,916,249
  Cumulative Other Comprehensive Income                                        (77,739)              6,250
  Retained Deficit                                                              (5,912)             (5,912)
  Deficit Accumulated During the Development Stage                          (3,097,475)         (2,917,102)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                              1,479,289                (457)
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $       1,479,873  $                -
                                                                     =================  ==================

   The accompanying notes are an integral part of these financial statements.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                    For the Year Ended              Inception of
                                                                        August 31,                  Development
                                                           -------------------------------------
                                                                 2006               2005               Stage
                                                           ----------------- ------------------- ------------------
REVENUE                                                    $               - $                 - $                -

EXPENSES
   General and administrative                                        234,674                 457            235,131
                                                           ----------------- ------------------- ------------------

 Net Loss from Continued Operations                                 (234,674)               (457)          (235,131)

OTHER INCOME (EXPENSES)
     Interest Income                                                  17,257                   -             17,257
     Dividend Income                                                  33,827                   -             33,827
     Gain on sale of investment                                        3,221                   -              3,221
     Interest Expense                                                     (4)                  -                 (4)
                                                           ----------------- ------------------- ------------------
          Total Other Income                                          54,301                   -             54,301
                                                           ----------------- ------------------- ------------------

Discontinued Operations
     Loss on Sale of Subsidiary                                            -                   -         (2,916,645)
                                                           ----------------- ------------------- ------------------

Net Loss                                                   $        (180,373)$              (457)$       (3,097,475)
                                                           ================= =================== ==================

Other Comprehensive Loss:
     Unrealized Loss on Available-for-Sale
         Securities                                                  (83,989)                  -            (83,989)
                                                           ----------------- ------------------- ------------------
  Total Other Comprehensive Loss                                     (83,989)                  -            (83,989)
                                                           ----------------- ------------------- ------------------

Total Comprehensive Loss                                   $        (264,362)$              (457)        (3,181,464)
                                                           ================= =================== ==================

Net Loss Available to Shareholder                          $        (180,373)$              (457)
 Basic & Diluted Loss per Share                            $          (0.03) $            (0.01)
                                                           ================= ===================

Weighted Average Shares Outstanding                                7,019,719              57,464
                                                           ================= ===================


   The accompanying notes are an integral part of these financial statements.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    SINCE AUGUST 20, 1999 TO AUGUST 31, 2006


                                                                                                                    Deficit
                                                                                                                   Accumulated
                                                                                                 Cumulative           Since
                                                                                                    Other            April 2,
                                        Common Stock              Paid-In        Retained       Comprehensive          1998
                                    Shares       Par Value        Capital        Deficit           Income           Inception
                                -------------- --------------  -------------- -------------- ------------------- ----------------
Balance at April 2, 1998                     - $            -  $            - $            - $                 - $              -

Issuance of Common Stock             1,195,454          1,195         757,563
Net Loss                                     -              -               -              -                   -                -
                                -------------- --------------  -------------- -------------- ------------------- ----------------

Balance at August 31, 1998
as Originally Reported               1,195,454          1,195         757,563              -                   -                -

February 10, 2006, 1:74
Reverse Stock Split                 (1,179,247)        (1,179)          1,179              -                   -                -

Restated Balance at
August 31, 1998                         16,207             16         758,742              -                   -                -

Issuance of Common Stock                21,865             22         708,829              -                   -                -
Net Loss                                     -              -               -              -                   -                -
                                -------------- --------------  -------------- -------------- ------------------- ----------------

Balance at August 31, 1999              38,072             38       1,467,571              -                   -                -

Issuance of Common Stock                17,802             18       1,046,870              -                   -                -
Net Loss                                     -              -               -              -                   -                -
                                -------------- --------------  -------------- -------------- ------------------- ----------------

Balance at August 31, 2000              55,874             56       2,514,441              -                   -                -


Issuance of Common Stock                 1,590              2         401,808              -                   -                -
Net Loss                                     -              -               -         (5,912)                  -                -
Currency Translation                         -              -               -              -               6,250                -
                                -------------- --------------  -------------- -------------- ------------------- ----------------


Balance at August 31, 2001              57,464             58       2,916,249         (5,912)              6,250                -

Net Loss                                     -              -               -              -                   -       (2,916,645)
                                -------------- --------------  -------------- -------------- ------------------- ----------------

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
                     SINCE AUGUST 20,1999 TO AUGUST 31, 2006

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                  Cumulative           Since
                                                                                                     Other            April 2,
                                         Common Stock              Paid-In        Retained       Comprehensive          1998
                                     Shares       Par Value        Capital        Deficit           Income           Inception
                                 -------------- --------------  -------------- -------------- ------------------- ----------------
Balance at August 31, 2002               57,464  $          58  $    2,916,249 $       (5,912) $            6,250 $     (2,916,645)

Net Loss                                      -              -               -              -                   -                -
                                 -------------- --------------  -------------- -------------- ------------------- ----------------

Balance at August 31, 2003               57,464             58       2,916,249         (5,912)              6,250       (2,916,645)

Net Loss                                      -              -               -              -                   -                -
                                 -------------- --------------  -------------- -------------- ------------------- ----------------

Balance at August 31, 2004               57,464             58       2,916,249         (5,912)              6,250       (2,916,645)

Net Loss                                      -              -               -              -                   -             (457)
                                 -------------- --------------  -------------- -------------- ------------------- ----------------

Balance at August 31, 2005               57,464             58       2,916,249         (5,912)              6,250       (2,917,102)

November 16, 2005 Shares
Issued for Payment of Loan            2,027,027          2,027         147,973              -                   -                -

March 21, 2006 Shares
Issued for Intangible Asset          10,000,000         10,000               -              -                   -                -

March 27, 2006 Shares
Issued for Payment of Loan            2,084,444          2,084       1,582,024              -                   -                -

Net Loss                                      -              -               -              -                   -         (180,373)
                                 -------------- --------------  -------------- -------------- ------------------- ----------------

Unrealized Loss on
available-for-sale securities                 -              -               -              -             (83,989)               -
                                 -------------- --------------  -------------- -------------- ------------------- ----------------

Balance at August 31, 2006           14,168,935         14,169       4,646,246         (5,912)            (77,739)      (3,097,475)
                                 ============== ==============  ============== ============== =================== ================

   The accompanying notes are an integral part of these financial statements

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                     For the Years Ended            Inception of
                                                                         August 31,                 Development
                                                             -----------------------------------
                                                                   2006               2005             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                     $        (180,373) $           (457)$       (3,097,475)
   Increase (Decrease) in Accounts Payable                                 127               457                584
   (Increase) Decrease in Prepaid Expenses                              (6,177)                -             (6,177)
   (Increase)Decrease in Withholding Taxes                              (5,074)                -             (5,074)
   Gain on Sale of Investments                                          (3,221)                -             (3,221)
   Net Loss from Discontinued Operations                                     -                 -          2,916,645
                                                             -----------------  ---------------- ------------------
 Net Cash Used in Operating Activities                                (194,718)                -           (194,718)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of Available-for-Sale Securities                          (720,977)                -           (720,977)
   Sale of Available-for-Sale Securities                                42,915                 -             42,915
                                                             -----------------  ---------------- ------------------
 Net Cash Provided by Investing Activities                            (678,062)                -           (678,062)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from Loans                                               1,734,108                 -          1,734,108
                                                             -----------------  ---------------- ------------------
 Net Cash Provided by Financing Activities                           1,734,108                 -          1,734,108
                                                             -----------------  ---------------- ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                            861,328                 -            861,328
Cash and Cash Equivalents
  at Beginning of Period                                                     -                 -                  -
                                                             -----------------  ---------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $         861,328  $                $-         861,328
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $               4  $              - $                4
  Franchise and Income Taxes                                 $               -  $              - $                -

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

  Stock Issued for Payment on Loan                           $      1,734,108  $               - $        1,734,108
  Issued Common Stock for Intangible Asset                   $         10,000  $               - $           10,000
































   The accompanying notes are an integral part of these financial statements.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company had a wholly owned operating subsidiary that has now been abandoned because of recurring losses. The Company has no source of revenue, has suffered recurring losses from operations, has a deficit accumulated during the development stage and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of August 31, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

           The Company has acquired certain Intellectual Lottery Product assets in exchange for stock. The Company intends to license these products to various government-run lotteries and private and public companies that are seeking new products for their operations.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalents outstanding as of August 31, 2006 and 2005.

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

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of marketable securities. At times, such investments may be in excess of any insurance limit.

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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

         Certain   reclassification   have  been  made  in  the  2005  financial
statements to conform with the 2006 presentation.

Intangible Assets

         The Company has adopted the Financial Accounting Standards Board SFAS No. 142, "Goodwill and Other Intangible Assets" SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance of SFAS 142.

                                                      August 31,
           Intangible Asset                     2006               2005            Amortization Period
---------------------------------------  ------------------  -----------------   ------------------------
Lottery Assets                           $           10,000  $               -          Indefinite

                                         ------------------  -----------------
Total                                    $           10,000  $               -
                                         ==================  =================

Recent Accounting Standards

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3." This statement modifies the reporting of changes in accounting principles, reclassifies changes and principle in the absence of explicit transition guidance. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. This statement is effective for accounting changes and corrections for fiscal years beginning after December 15, 2005. Management does not believe that the adoption of this policy will have any effect on its financial statements.

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)

statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of the available-for-sale securitites to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)

 yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including cash and accounts payable at August 31, 2006 approximates their fair values. The carrying values of marketable securities available for sale are based on quoted market prices.

NOTE 2 - INCOME TAXES

         As of August 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,097,475 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES (Continued)

The Company has the following tax assets:

                                                  2006              2005
                                             ----------------  ----------------
Net Operating Losses                         $      1,053,142  $         991,815
Valuation Allowance                                (1,053,142)         (991,815)
                                             ----------------  ----------------
                                             $              -  $              -
                                             ================  ================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                  2006              2005
                                             ----------------  ----------------
Provision (Benefit) at US Statutory Rate     $        (61,327) $           (156)
Increase (Decrease) in Valuation Allowance             61,327               156
                                             ----------------  ----------------
                                             $              -  $              -
                                             ================  ================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of August 31, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- COMMON STOCK TRANSACTIONS

         On November 16, 2005, the company issued 2,027,027 shares of common stock to Fletcher & Associates for payment on a loan of $150,000.

         On February 10, 2006 the Board of Directors authorized a 1-for-74 reverse split of all of the issued and outstanding shares of common stock. The stock split decreased the number of outstanding common shares from 154,248,115 to 2,084,491 as of February 28, 2006. All references to the

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5- COMMON STOCK TRANSACTIONS (Continued)

company's common stock in the financial statements have been restated to reflect the stock split.

         On March 21, 2006 the Company acquired certain Intellectual Lottery Product assets for $10,000 from Umbrella Assets Management Inc, in exchange of the issuance of 10,000,000 shares of common stock.

         On March 27, 2006 the Company issued 2,084,444 common shares to Umbrella Management Inc. as payment of a loan of $1,584,108.

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

         Investments in securities are summarized as follows:


                                               August 31, 2006
                               -----------------------------------------------
                                  Gross             Gross
                                Unrealized       Unrealized
                                   Gain             Loss          Fair Value
                               ---------------  ---------------- -------------
Available-for-sale securities  $             -  $         83,989 $     597,294
                               ===============  ================ =============

                                               August 31, 2005
                               -----------------------------------------------
                                  Gross             Gross
                                Unrealized       Unrealized
                                   Gain             Loss          Fair Value
                               ---------------  ---------------- -------------
Available-for-sale securities  $             -  $              - $           -
                               ===============  ================ =============


         Realized Gains and losses are determined on the basis of specific identification. During the years ended August 31, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- INVESTMENTS (Continued)


                                                 For the Year Ended
                                                     August 31,
                                              2006                2005
                                       ------------------  ------------------

Sale Proceeds                          $           42,915  $                -
                                       ==================  ==================

Gross Realized Losses                  $                -  $                -
                                       ==================  ==================

Gross Realized Gains                   $            3,221  $                -
                                       ==================  ==================

NOTE 7- RELATED PARTY TRANSACTIONS

         During the year, the Company engaged a Company to manage its Internet and Web Site services. This Company employs Mr. Justin Fisher who is the son of 1-900 Jackpot, Inc.'s CEO. The total of the services purchased during the years ended August 31, 2006 and 2005 was $7,500 and $0, respectively.

NOTE 8 - SUBSEQUENT EVENTS

         On February 10, 2006 the Board of Directors authorized a 1-for-74 reverse split of all of the issued and outstanding shares of common stock. The stock split decreased the number of outstanding common shares from 154,248,115 to 2,084,491 as of February 28, 2006. As of August 31, 2006 the shareholders had not approved this stock split. Subsequently, the shareholders of the company have approved the stock split and it will be effective December 17, 2006. All references to the company's common stock in the financial statements have been restated to reflect the stock split.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              1-900 JACKPOT, INC.

                                              /s/ Brian Fisher
Date:  December 13, 2006               By: _______________________________
                                           Brian  Fisher,  CEO  and
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              /s/ Brian Fisher
Date:  December 13, 2006               By:  ______________________________
                                          Brian Fisher, CEO and Director

                                             /s/ Joseph Batty
Date:  December 13, 2006               By:  ______________________________
                                          Joseph Batty, CFO and Director

                                  EXHIBIT 31.1

                     Rule 13a-14(a)/15d-14(a) Certification
                                 of Brian Fisher

                                  Certification


         I, Brian Fisher, certify that:

1.                    I have reviewed this annual report on Form 10-KSB of 1-900
                      Jackpot, Inc.;

2. Based upon my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements and other financial information included in this Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4. The registrant's other certifying officers and I each are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:

                                    a) Designed  such  disclosure  controls  and
                                    procedures,   or  caused   such   disclosure
                                    controls and procedures to be designed under
                                    our  supervision,  to ensure  that  material
                                    information   relating  to  the  registrant,
                                    including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

                                    b)  Designed  such  internal  controls  over
                                    financial reporting, or caused such internal
                                    control  over  financial   reporting  to  be
                                    designed under our  supervision,  to provide
                                    reasonable     assurance    regarding    the
                                    reliability  of financial  reporting and the
                                    preparation  of  financial   statements  for
                                    external   purposes   in   accordance   with
                                    generally accepted accounting principles;

                                    c)  Evaluated  the   effectiveness   of  the
                                    registrant's    disclosure    controls   and
                                    presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

                                    d)  Disclosed  in this  Report any change in
                                    our   internal    control   over   financial
                                    reporting  that  occurred  during  our  most
                                    recent  fiscal  quarter that has  materially
                                    affected,   or  is   reasonably   likely  to
                                    materially affect our internal control over financial reporting; and

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function, if any):

                                    a) All significant deficiencies and material
                                    weaknesses  in the  design or  operation  of
                                    internal  controls over financial  reporting
                                    which are  reasonably  likely  to  adversely
                                    affect the  registrant's  ability to record,
                                    process,   summarize  and  report  financial
                                    information; and

                                    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's control over financial reporting.



                                      /s/  Brian Fisher
Dated: December 13, 2006       __________________________________
                                    Brian Fisher, Chief Executive Officer

                                  EXHIBIT 31.2

                     Rule 13a-14(a)/15d-14(a) Certification
                                 of Joseph Batty

                                  Certification


         I, Joseph Batty, certify that:

                  1. I have reviewed this annual report on Form 10-KSB of 1-900 Jackpot, Inc.;

                  2. Based upon my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

                  3. Based on my knowledge, the financial statements and other financial information included in this Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

                  4. The registrant's other certifying officers and I each are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:

                                    a) Designed  such  disclosure  controls  and
                                    procedures,   or  caused   such   disclosure
                                    controls and procedures to be designed under
                                    our  supervision,  to ensure  that  material
                                    information   relating  to  the  registrant,
                                    including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

                                    b)  Designed  such  internal  controls  over
                                    financial reporting, or caused such internal
                                    control  over  financial   reporting  to  be
                                    designed under our  supervision,  to provide
                                    reasonable     assurance    regarding    the
                                    reliability  of financial  reporting and the
                                    preparation  of  financial   statements  for
                                    external   purposes   in   accordance   with
                                    generally accepted accounting principles;

                                    c)  Evaluated  the   effectiveness   of  the
                                    registrant's    disclosure    controls   and
                                    presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

                                    d)  Disclosed  in this  Report any change in
                                    our   internal    control   over   financial
                                    reporting  that  occurred  during  our  most
                                    recent  fiscal  quarter that has  materially
                                    affected,   or  is   reasonably   likely  to
                                    materially affect our internal control over financial reporting; and

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function, if any):

                                    a) All significant deficiencies and material
                                    weaknesses  in the  design or  operation  of
                                    internal  controls over financial  reporting
                                    which are  reasonably  likely  to  adversely
                                    affect the  registrant's  ability to record,
                                    process,   summarize  and  report  financial
                                    information; and

                                    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's control over financial reporting.


                                   /s/  Joseph Batty
Dated: December 13, 2006      __________________________________
                                   Joseph Batty, Chief Executive Officer

                                  EXHIBIT 32.1

                 Certification Pursuant to 18 U.S.C Section 1350
                       as adopted pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report of 1-900 Jackpot, Inc. (the "Company") on Form 10-KSB for the period ending August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Brian Fisher, Chief Executive Officer, and Joseph Batty, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /s/ Brian Fisher
Dated: December 13, 2006      _________________________________
                                       Brian Fisher, Chief Executive Officer

                                       /s/ Joseph Batty
Dated: December 13, 2006      _________________________________
                                       Joseph Batty, Chief Financial Officer