Form 10QSB
period 2006-11-30
1-900 Jackpot, Inc.
filed 2007-01-16
CIK 1098686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2006
                  --------------------------------------------

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

                                 (604) 575-0050
                            Issuer's telephone number
         ---------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant is a shell company( as defined by Rule 12b-2 of the Exchange Act.)
Yes ____  No _X__


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan
confirmed by a court. Yes     No
                         -----   -----



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 30, 2006 14,168,935


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

ITEM 1.  FINANCIAL STATEMENTS

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         November 30,       August 31,
                                                                     -------------------------------------
                                                                           2006                2006
                                                                     -----------------  ------------------
      ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                         $         820,654  $          861,328
    Available-For-Sale Securities                                              395,676             597,294
    Prepaid Expenses                                                             4,187               6,177
    Withholding Taxes                                                            8,606               5,074
                                                                     -----------------  ------------------
      Total Current Assets                                                   1,229,123           1,469,873
                                                                     -----------------  ------------------

OTHER ASSETS
    Intangible Assets                                                           10,000              10,000
                                                                     -----------------  ------------------
       Total Other Assets                                                       10,000              10,000
                                                                     -----------------  ------------------

      Total Assets                                                   $       1,239,123  $        1,479,873
                                                                     =================  ==================

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
   Accounts Payable                                                  $           3,800  $              584
                                                                     -----------------  ------------------
      Total Current Liabilities                                                  3,800                 584
                                                                     -----------------  ------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.001,
   Authorized 1,000,000 shares, Issued 0 Shares
   at November 30, 2006 and August 31, 2006
  Common Stock, Par value $.001, Authorized
    200,000,000 shares, Issued 14,168,935 Shares
    at November 30, 2006 and August 31, 2006                                    14,169              14,169
  Paid-In Capital                                                            4,646,246           4,646,246
  Cumulative Other Comprehensive Income                                       (279,356)            (77,739)
  Retained Deficit                                                              (5,912)             (5,912)
  Deficit Accumulated During the Development Stage                          (3,139,824)         (3,097,475)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                              1,235,323           1,479,289
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $       1,239,123  $        1,479,873
                                                                     =================  ==================

                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                For the Three Months Ended          Inception of
                                                                       November 30,                 Development
                                                           -------------------------------------
                                                                 2006               2005               Stage
                                                           ----------------- ------------------- ------------------
REVENUE                                                    $               - $                 - $                -
                                                           ----------------- ------------------- ------------------

EXPENSES
   General and administrative                                         74,992             150,000            310,124
                                                           ----------------- ------------------- ------------------

 Net Loss from Continued Operations                                  (74,992)           (150,000)          (310,123)
                                                           ----------------- ------------------- ------------------

OTHER INCOME (EXPENSES)
     Interest Income                                                   9,098                   -             26,355
     Dividend Income                                                  23,545                   -             57,372
     Gain on sale of investment                                            -                   -              3,221
     Interest Expense                                                      -                   -                 (4)
                                                           ----------------- ------------------- ------------------
          Total Other Income                                          32,643                   -             86,944
                                                           ----------------- ------------------- ------------------

Discontinued Operations
     Loss on Sale of Subsidiary                                            -                   -         (2,916,645)
                                                           ----------------- ------------------- ------------------

Net Loss                                                   $         (42,349)$          (150,000)$(3,139,824)
                                                           ================= =================== ==================

Other Comprehensive Loss:
     Unrealized Loss on Available-for-Sale
         Securities                                                 (201,617)                  -           (279,356)
                                                           ----------------- ------------------- ------------------
  Total Other Comprehensive Loss                                    (201,617)                  -           (279,356)
                                                           ----------------- ------------------- ------------------

Total Comprehensive Loss                                   $        (243,966)$          (150,000)$       (3,419,180)
                                                           ================= =================== ==================

Net Loss Available to Shareholder                          $         (42,349)$          (150,000)
                                                           ================= ===================
 Basic & Diluted Loss per Share                            $            0.00 $            (0.41)
                                                           ================= ===================

Weighted Average Shares Outstanding                               10,459,675             369,164
                                                           ================= ===================

                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                 For the Three Months Ended         Inception of
                                                                        November 30,                Development
                                                             -----------------------------------
                                                                   2006               2005             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                     $         (42,349) $       (150,000)$       (3,139,824)
   Increase (Decrease) in Accounts Payable                               3,216                 -              3,800
   (Increase) Decrease in Prepaid Expenses                               1,991                 -             (4,187)
   (Increase)Decrease in Withholding Taxes                              (3,532)                -             (8,606)
   Gain on Sale of Investments                                               -                 -             (3,221)
   Net Loss from Discontinued Operations                                     -                 -          2,916,645
                                                             -----------------  ---------------- ------------------
 Net Cash Used in Operating Activities                                 (40,674)                -           (235,393)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of Available-for-Sale Securities                                 -                 -           (720,977)
   Sale of Available-for-Sale Securities                                     -                 -             42,916
                                                             -----------------  ---------------- ------------------
 Net Cash Provided by Investing Activities                                   -                 -           (678,061)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from Loans                                                       -           150,000          1,734,108
                                                             -----------------  ---------------- ------------------
 Net Cash Provided by Financing Activities                                   -                 -          1,734,108
                                                             -----------------  ---------------- ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                            (40,674)                -            820,654
Cash and Cash Equivalents
  at Beginning of Period                                               861,328                 -                  -
                                                             -----------------  ---------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $         820,654  $              - $          820,654
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                   $               -  $              - $                4
  Franchise and Income Taxes                                 $               -  $              - $                -



                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                 For the Three Months Ended         Inception of
                                                                        November 30,                Development
                                                             -----------------------------------
                                                                   2006               2005             Stage
                                                             -----------------  ---------------- ------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

  Stock Issued for Payment on Loan                           $               - $               - $       1,734,108
  Issued Common Stock for Intangible Asset                   $               - $               - $          10,000
























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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of November 30, 2006 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on August 20, 1999. On August 20, 1999, the shareholders of the Company entered into an agreement to transfer all of their shares in Pultronex Corporation of Alberta to Pultronex Corporation of Nevada in exchange for shares of Pultronex Corporation of Nevada. As a result of that exchange, Pultronex Corporation of Alberta became a wholly owned subsidiary of Pultronex Corporation of Nevada. For financial statement purposes, the Company is considered to be a continuation of Pultronex Corporation of Alberta. Therefore, the financial statement for the period ended August 31, 1999 include the results of operations of Pultronex Corporation of Alberta from the beginning of the period. Comparative figures for the period ended December 31, 1998 are those of Pultronex Corporation of Alberta from April 2, 1998, the date it commenced operations. Subsequently, on September 1, 2001, the Company disposed of Pultronex Corporation of Alberta and entered the development stage.

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of November 30, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalents outstanding as of November 30, 2006 and 2005.

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

                                          November 30,
      Intangible Asset               2006               2005            Amortization Period
----------------------------  ------------------  -----------------   ------------------------
Lottery Assets                $           10,000  $               -     Indefinite

                              ------------------  -----------------
Total                         $           10,000  $               -
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

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including cash and accounts payable at November 30, 2006 approximates their fair values. The carrying values of marketable securities available for sale are based on quoted market prices.

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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - INCOME TAXES (Continued)

The Company has the following tax assets:

                                              2006                2005
                                       ------------------  ------------------
Net Operating Losses                   $        1,053,142  $          991,815
Valuation Allowance                            (1,053,142)           (991,815)
                                       ------------------  ------------------
                                       $                -  $                -
                                       ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                    2006                2005
                                             ------------------  ------------------
Provision (Benefit) at US Statutory Rate     $          (61,327) $             (156)
Increase (Decrease) in Valuation Allowance               61,327                 156
                                             ------------------  ------------------
                                             $                -  $                -
                                             ==================  ==================

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

NOTE 4 - COMMITMENTS

         As of November 30, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5- COMMON STOCK TRANSACTIONS

         On November 16, 2005, the company issued 2,027,027 shares of common stock to Fletcher & Associates for payment on a loan of $150,000.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5- COMMON STOCK TRANSACTIONS (Continued)

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

         Investments in securities are summarized as follows:


                                                               November 30, 2006
                                            -----------------------------------------------------
                                                  Gross                Gross
                                                Unrealized          Unrealized
                                                   Gain                Loss          Fair Value
                                            ------------------  ------------------- -------------
Available-for-sale securities               $                -  $           279,356 $     395,676
                                            ==================  =================== =============

                                                               November 30, 2005
                                            -----------------------------------------------------
                                                  Gross                Gross
                                                Unrealized          Unrealized
                                                   Gain                Loss          Fair Value
                                            ------------------  ------------------- -------------
Available-for-sale securities               $                -  $                 - $           -
                                            ==================  =================== =============


         Realized Gains and losses are determined on the basis of specific identification. During the three months ended November 30, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6- INVESTMENTS (Continued)


                                         For the Three Months Ended
                                                November 30,
                                          2006                2005
                                   ------------------  ------------------

Sale Proceeds                      $                -  $                -
                                   ==================  ==================

Gross Realized Losses              $                -  $                -
                                   ==================  ==================

Gross Realized Gains               $                -  $                -
                                   ==================  ==================

NOTE 7- RELATED PARTY TRANSACTIONS

         During the year, the Company engaged a Company to manage its Internet and Web Site services. This Company employs Mr. Justin Fisher who is the son of 1-900 Jackpot, Inc.'s CEO. The total of the services purchased during the three months ended November 30, 2006 and 2005 was $10,000 and $0, respectively.

NOTE 8 - SUBSEQUENT EVENTS

         On February 10, 2006 the Board of Directors authorized a 1-for-74 reverse split of all of the issued and outstanding shares of common stock. The stock split decreased the number of outstanding common shares from 154,248,115 to 2,084,491 as of February 28, 2006. As of November 30, 2006 the shareholders had not approved this stock split. Subsequently, the shareholders of the company have approved the stock split and it became effective December 17, 2006. All references to the company's common stock in the financial statements have been restated to reflect the stock split.

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

         The Company had no sales or sales revenues for the three months ended November 30, 2006 or 2005.

         The Company had no costs of sales revenues for the three months ended November 30, 2006 or 2005. The plan for licensing the newly acquired Lottery Product assets is currently being developed. The Company had general and administrative expenses of $74,992 for the three month period ended November 30, 2006 and $150,000 for the same period in 2005.

CAPITAL RESOURCES AND LIQUIDITY

         At November 30, 2006, the Company had total current assets of $1,229,123 and total assets of $1,239,123 as compared to $1,469,873 current assets and $1,479,873 total assets at August 31, 2006. The Company had a net working capital surplus of $1,235,323 at November 30, 2006 and $1,479,289 at August 31, 2006. Net stockholders' equity in the Company was $1,235,323 as of November 30, 2006 and $1,479,289 at August 31, 2006.

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

                  (b) Changes in Internal Control

                  Based on his evaluation as of November 30, 2006, there were no significant changes in the Company's internal control over financial reporting or any other areas that could significantly affect the Company's internal control subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None/Not Applicable

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


January 15, 2007


/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)


/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

EXHIBIT 31.1

                           SECTION 302 CERTIFICATIONS

I, Brian Fisher, certify that:

1. I have reviewed this quarterly report on form 10-QSB of 1-900 Jackpot, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

         c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: January 15, 2007

s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)

EXHIBIT 31.2

                           SECTION 302 CERTIFICATIONS

I, Joseph Batty, certify that:

1. I have reviewed this quarterly report on form 10-QSB of 1-900 Jackpot, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

         c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: January 15, 2007

/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of 1-900 Jackpot, Inc., on Form 10-QSB for the period ending November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, Brian Fisher, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

         1. The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: January 15, 2007


/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of 1-900 Jackpot, Inc., on Form 10-QSB for the period ending November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "REPORT"), the undersigned, Joseph Batty, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:


         1. The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: January 15, 2007


/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.