Form 10QSB
period 2007-02-28
1-900 Jackpot, Inc.
filed 2007-04-13
CIK 1098686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      February 28, 2007
                                             ------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                  For the transition period from _____ to_____

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

         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant is a shell company( as defined by Rule 12b-2 of the Exchange Act.)
Yes             No X
    ---------     ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan
confirmed by a court. Yes     No
                         -----   -----



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: February 28,2007 14,168,935


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

ITEM 1.  FINANCIAL STATEMENTS

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                      February  28,       August 31,
                                                    -------------------------------------
                                                          2007                2006
                                                    -----------------  ------------------
      ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                        $         755,198  $          861,328
    Available-For-Sale Securities                             276,111             597,294
    Prepaid Expenses                                            4,437               6,177
    Withholding Taxes                                          11,066               5,074
                                                    -----------------  ------------------
      Total Current Assets                                  1,046,812           1,469,873
                                                    -----------------  ------------------

OTHER ASSETS
    Intangible Assets                                          10,000              10,000
                                                    -----------------  ------------------
       Total Other Assets                                      10,000              10,000
                                                    -----------------  ------------------

      Total Assets                                  $       1,056,812  $        1,479,873
                                                    =================  ==================

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
   Accounts Payable                                 $               -  $              584
                                                    -----------------  ------------------
      Total Current Liabilities                                     -                 584
                                                    -----------------  ------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.001, Authorized
   1,000,000 shares, Issued 0 Shares
   at February 28, 2007 and August 31, 2006
  Common Stock, Par value $.001, Authorized
    200,000,000 shares, Issued 14,168,935 Shares
    at February 28, 2007 and August 31, 2006                   14,169              14,169
  Paid-In Capital                                           4,648,567           4,646,246
  Cumulative Other Comprehensive Income                      (398,921)            (77,739)
  Retained Deficit                                             (5,912)             (5,912)
  Deficit Accumulated During the Development Stage         (3,201,091)         (3,097,475)
                                                    -----------------  ------------------
     Total Stockholders' Equity                             1,056,812           1,479,289
                                                    -----------------  ------------------

       Total Liabilities and Stockholders' Equity   $       1,056,812  $        1,479,873
                                                    =================  ==================

                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                Cumulative
                                                                                                                  since
                                                                                                               September 1,
                                                                                                                   2001
                                        For the three months ended         For the six months ended            Inception of
                                               February 28,                      February 28,                  Development
                                    -----------------------------------  ---------------------------------
                                          2007              2006              2007               2006             Stage
                                    -----------------  ----------------  ----------------  ----------------  ------------------
Revenues                            $               -  $              -  $              -  $              -  $                -
                                    -----------------  ----------------  ----------------  ----------------  ------------------

Expenses
  General and Administrative                   85,824           14,000          160,818             164,000            395,948
                                    -----------------  ----------------  ----------------  ----------------  ------------------

Net Income (Loss) from
 Continued Operations                        (85,824)           (14,000)         (160,818)         (164,000)         (395,948)
                                    -----------------  ----------------  ----------------  ----------------  ------------------

Other Income (Expenses)
  Interest Income                              8,156                  -                 -            17,254              34,511
  Dividend Income                             16,402                  -                 -            39,948              73,774
  Gain on sale of Investment                       -                  -                 -                 -               3,221
   Interest Expense                                -                  -                 -                 -                 (4)
                   (4)              -----------------  ----------------  ----------------  ----------------  ------------------
     Total Other Income                       24,558                  -            57,202                 -             111,502
                                    -----------------  ----------------  ----------------  ----------------  ------------------

Discontinued Operations
  Loss on Sale of Subsidiary                        -                 -                -                -            (2,916,645)
                                    -----------------  ----------------  ----------------  ----------------  ------------------

Net Income (Loss)                   $         (61,266) $        (14,000) $      (103,616)  $       (164,000) $       (3,201,091)
                                    =================  ================  ================  ================  ==================

Other Comprehensive Loss
    Unrealized Gain (Loss) on
     Available for sale securities          (119,565)                 -          (321,182)                -            (398,921)
                                    -----------------  ----------------  ----------------  ----------------  ------------------
Total Other Comprehensive Loss              (119,565)                 -          (321,182)                -            (398,921)
                                    -----------------  ----------------  ----------------  ----------------  ------------------

Total Comprehensive Loss            $        (180,831) $        (14,000) $       (424,798) $       (164,000) $       (3,600,012)
                                    =================  ================  ================  ================  ==================

Net Loss Available to Shareholder   $        (60,726)  $        (14,000) $       (103,616) $       (164,000)
                                    =================  ================  ================  ================
  Basic & Diluted Loss per Share                (0.01)            (0.01)            (0.01)            (0.13)
                                    =================  ================  ================  ================

Weighted Average Shares Outstanding         7,019,719         2,084,491         7,019,719         1,254,921
                                    =================  ================  ================  ================


                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                  For the Six Months Ended          Inception of
                                                                        February 28,                Development
                                                             -----------------------------------
                                                                   2007               2006             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                     $        (103,616) $       (164,000) $      (3,201,091)
   Increase (Decrease) in Accounts Payable                                (584)                -                  -
   (Increase) Decrease in Prepaid Expenses                               1,740                               (4,437)
   (Increase)Decrease in Withholding Taxes                              (5,991)                             (11,065)
    Common Stock Issued for Services                                         -            14,000                  -
   Gain on Sale of Investments                                               -                 -             (3,221)
   Net Loss from Discontinued Operations                                     -           150,000          2,916,645
                                                             -----------------  ---------------- ------------------
 Net Cash Used in Operating Activities                                (108,451)                -           (303,169)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of Available-for-Sale Securities                                 -                 -           (720,977)
   Sale of Available-for-Sale Securities                                     -                 -             42,915
                                                             -----------------  ---------------- ------------------
 Net Cash Provided by Investing Activities                                   -                 -           (678,062)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Purchase of Company Stock                                          (162,477)                -           (162,477)
   Proceeds of Company Stock                                           164,798                 -            164,798
   Proceeds from Loans                                                       -                 -          1,734,108
                                                             -----------------  ---------------- ------------------
 Net Cash Provided by Financing Activities                               2,321                 -          1,736,429
                                                             -----------------  ---------------- ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                           (106,130)                -            755,198
Cash and Cash Equivalents
  at Beginning of Period                                               861,328                 -                  -
                                                             -----------------  ---------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $         755,198  $              - $          755,198
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $               -  $              - $                4
  Franchise and Income Taxes                                 $               -  $              - $                -


See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


                                                                                     Cumulative
                                                                                        Since
                                                                                     September 1,
                                                                                         2001
                                                   For the Six Months Ended          Inception of
                                                         February 28,                Development
                                              -----------------------------------
                                                    2007               2006             Stage
                                                                       ----
                                              -----------------  ---------------- ------------------
  Stock Issued for Payment on Loan            $               -  $              - $        1,734,108
  Issued Common Stock for Intangible Asset    $               -  $              - $           10,000


























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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of February 28, 2007 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of February 28, 2007. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalents outstanding as of February 28, 2007 and 2006.

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

Foreign Currency Translation

         The Company's functional currency is the U.S. dollar and the reporting currency is the U.S. dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translations are included in income.

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

Reclassifications

         Certain   reclassification   have  been  made  in  the  2006  financial
statements to conform with the 2007 presentation.

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


                                February 28,
 Intangible Asset          2007           2006            Amortization Period
------------------  ---------------  -------------   ------------------------
Lottery Assets      $        10,000  $           -          Indefinite

                    ---------------  -------------
Total               $        10,000  $           -
                    ===============  =============


Recent Accounting Standards

Management does not believe that the adoption of this policy will have any effect on its financial statements.In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards(Continued)

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.


FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defied in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS no, 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.

The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, include cash at February 28, 2007 approximates their fair values. The carrying values of marketable securities available for sale are based on quoted market prices.

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

The Company has the following tax assets:

                                  2006                2005
                           ------------------  ------------------
Net Operating Losses       $        1,053,142  $          991,815
Valuation Allowance                (1,053,142)           (991,815)
                           ------------------  ------------------
                           $                -  $                -
                           ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                   2006            2005
                                            ------------------  --------------
Provision (Benefit) at US Statutory Rate    $          (61,327) $         (156)
Increase (Decrease) in Valuation Allowance              61,327             156
                                            ------------------  --------------
                                            $                -  $            -
                                            ==================  ==============

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

NOTE 4 - COMMITMENTS

         As of February 28, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         During the February 28, 2007 period as an assistance to a stockholder, the Company purchased 4,939 of its Common Shares for a gross total cost of $162,477. During the current period, the Company sold these 4,939 Common Shares for a net total of $164,798. The gain of $2,321 is credited to Additional Paid-in Capital.

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



                                               February 28, 2007
                               -------------------------------------------------
                                   Gross              Gross
                                 Unrealized        Unrealized
                                    Gain              Loss          Fair Value
                               ----------------  ----------------- -------------
Available-for-sale securities  $              -  $         321,182 $     276,111
                               ================  ================= =============

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6- INVESTMENTS (Continued)

                                             August 30, 2006
                               -------------------------------------------------
                                   Gross            Gross
                                 Unrealized      Unrealized
                                    Gain            Loss           Fair Value
                               ------------  ------------------- ---------------
Available-for-sale securities  $          -  $            83,989 $       597,294
                               ============  =================== ===============

Realized Gains and losses are determined on the basis of specific identification. During the six months ended February 28, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                        For the Three Months Ended
                                               February 28,
                                         2007                2006
                                  ------------------  ------------------

Sale Proceeds                     $                -  $                -
                                  ==================  ==================

Gross Realized Losses             $                -  $                -
                                  ==================  ==================

Gross Realized Gains              $                -  $                -
                                  ==================  ==================

NOTE 7- RELATED PARTY TRANSACTIONS

         During the year, the Company engaged a Company to manage its Internet and Web Site services. This Company employs Mr. Justin Fisher who is the son of 1-900 Jackpot, Inc.'s CEO. The total of the services purchased during the three months ended February 28, 2007 and 2006 was $0 and $0, respectively.

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

         The Company had no sales or sales revenues for the three and six months ended February 28, 2007 or 2006.

         The Company had no costs of sales revenues for the three and six months ended February 28, 2007 or 2006. The plan for licensing the newly acquired Lottery Product assets is currently being developed. The Company had general and administrative expenses of $85,824 and $160,818 for the three and six month period ended February 28, 2007 and $14,000 and $164,000 for the same periods in 2006.

CAPITAL RESOURCES AND LIQUIDITY

         At February 28, 2007, the Company had total current assets of $1,046,812 and total assets of $1,056,812 as compared to $1,469,873 current assets and $1,479,873 total assets at August 31, 2006. The Company had a net working capital surplus of $1,046,812 at February 28, 2007 and $1,469,289 at August 31, 2006. Net stockholders' equity in the Company was $1,056,812 as of February 28, 2007 and $1,479,289 at August 31, 2006.

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

                  (b) Changes in Internal Control

                  Based on his evaluation as of February 28, 2007, there were no significant changes in the Company's internal control over financial reporting or any other areas that could significantly affect the Company's internal control subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


April 12, 2007


/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)


/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)