Form 10QSB
period 2007-05-31
1-900 Jackpot, Inc.
filed 2007-07-02
CIK 1098686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2007
                                             -------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                            -----------------  -----------------
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes     X     No____
     --------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 31, 2007 14,168,935


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

ITEM 1.  FINANCIAL STATEMENTS

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        (Unaudited)
                                                                           May 31,         August 31,
                                                                     -----------------  ------------------
                                                                           2007                2006
                                                                     -----------------  ------------------
      ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                         $         747,569  $          861,328
    Available-For-Sale Securities                                              334,977             597,294
    Prepaid Expenses                                                             6,186               6,177
    Prepaid Taxes                                                               12,603               5,074
                                                                     -----------------  ------------------
      Total Current Assets                                                   1,101,335           1,469,873
                                                                     -----------------  ------------------

OTHER ASSETS
    Intangible Assets                                                           10,000              10,000
                                                                     -----------------  ------------------
       Total Other Assets                                                       10,000              10,000
                                                                     -----------------  ------------------

      Total Assets                                                   $       1,111,335  $        1,479,873
                                                                     =================  ==================

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
   Accounts Payable                                                  $               -  $              584
                                                                     -----------------  ------------------
      Total Current Liabilities                                                      -                 584
                                                                     -----------------  ------------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.001, Authorized
   1,000,000 shares, Issued 0 Shares
   at May 31, 2007 and August 31, 2006                                               -                   -
  Common Stock, Par value $.001, Authorized
    200,000,000 shares, Issued 14,168,935 Shares
    at May 31, 2007 and August 31, 2006                                         14,169              14,169
  Paid-In Capital                                                            4,648,567           4,646,246
  Cumulative Other Comprehensive Income                                       (340,056)            (77,739)
  Retained Deficit                                                              (5,912)             (5,912)
  Deficit Accumulated During the Development Stage                          (3,205,433)         (3,097,475)
                                                                     -----------------  ------------------
     Total Stockholders' Equity                                              1,111,335           1,479,289
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $       1,111,335  $        1,479,873
                                                                     =================  ==================

                             See accompanying notes

                               1-900 JACKPOT, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                            since
                                                                                                         September 1,
                                                                                                             2001
                                                  For the three months ended  For the nine months ended  Inception of
                                                               May 31,                May 31,            Development
                                                        -------------------- ------------------------
                                                           2007      2006         2007        2006         Stage
                                                        --------- ---------- ------------ ----------- -----------------
Revenues                                                $       - $        - $          - $         - $               -

Expenses:
  General & Administrative                                 22,793     52,766      183,611     216,766           418,741
                                                        --------- ---------- ------------ ----------- -----------------

Net Income (Loss) from
 Continued Operations                                      22,793)   (52,766)    (183,611)   (216,766)         (418,741)
                                                        --------- ---------- ------------ ----------- -----------------

Other Income (Expense)
  Interest Income                                           8,208     14,519       25,462      14,519            42,719
  Dividend Income                                          10,243          -       50,191           -            84,017
  Gain on sale of Investment                                    -      3,221            -       3,221             3,221
   Interest Expense                                                                                                  (4)
                                                        --------- ---------- ------------ ----------- -----------------
     Total Other Income (Expense)                          18,451     17,740       75,653      17,740           129,953
                                                        --------- ---------- ------------ ----------- -----------------

Discontinued Operations
  Loss on Sale of Subsidiary                                    -          -            -           -        (2,916,645)
                                                        --------- ---------- ------------ ----------- -----------------

Net Income (Loss)                                          (4,342)   (35,026)    (107,958)   (199,026)      (3,205,433)
                                                        --------- ---------- ------------ ----------- -----------------

Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Available-for-Sale Securities    58,865    (37,734)    (262,317)    (37,734)         (340,056)
                                                        --------- ---------- ------------ ----------- -----------------
 Total Other Comprehensive Income (Loss)                   58,865    (37,734)    (262,317)    (37,734)         (340,056)
                                                        --------- ---------- ------------ ----------- -----------------

                             See accompanying notes

                               1-900 JACKPOT, INC
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Continued)
                                   (Unaudited)

                                                                                                   Cumulative
                                                                                                      since
                                                                                                    September 1,
                                                                                                       2001
                                       For the three months ended   For the nine months ended       Inception of
                                                 May 31,                       May 31,              Development
                                      ---------------------------- ---------------------------
                                             2007         2006          2007          2006            Stage
                                      -------------  ------------- ------------- ------------- -----------------
Total Comprehensive Income(Loss)      $      54,523  $    (72,760) $   (370,275) $    (236,760)       (3,545,489)
                                      =============  ============  ============  ============= =================

Net Loss Available to Shareholder     $      (4,342) $    (35,026) $   (107,958) $    (199,026)
                                      =============  ============  ============  =============
Basic & Diluted Loss per Share        $           -  $      (0.01) $      (0.01) $        (0.10)
                                      =============  ============  ============  =============

Weighted Average Shares Outstanding      14,168,935     3,565,077    14,168,935      2,019,622
                                      =============  ============  ============  =============














                             See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                  For the Nine Months Ended         Inception of
                                                                           May 31,                  Development
                                                             -----------------------------------
                                                                   2007               2006             Stage
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                     $        (107,958) $       (199,026)$       (3,205,433)
   Increase (Decrease) in Accounts Payable                                (584)              943                  -
   (Increase) Decrease in Prepaid Expenses                                  (9)             (958)            (6,186)
   (Increase)Decrease in Withholding Taxes                              (7,529)                -            (12,603)
    Common Stock Issued for Services                                         -           150,000                  -
   Gain on Sale of Investments                                               -            (3,221)            (3,221)
   Net Loss from Discontinued Operations                                     -                 -          2,916,645
                                                             -----------------  ---------------- ------------------
 Net Cash Used in Operating Activities                                (116,080)          (52,262)          (310,798)

                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchase of Available-for-Sale Securities                                 -          (720,977)          (720,977)
   Sale of Available-for-Sale Securities                                     -            42,915             42,915
                                                             -----------------  ---------------- ------------------
 Net Cash Provided by Investing Activities                                   -          (678,062)          (678,062)
                                                             -----------------  ---------------- ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Purchase of Company Stock                                          (162,477)                -           (162,477)
   Proceeds of Company Stock                                           164,798                 -            164,798
   Proceeds from Loans                                                       -         1,584,108          1,734,108
                                                             -----------------  ---------------- ------------------
 Net Cash Provided by Financing Activities                               2,321         1,584,108          1,736,429
                                                             -----------------  ---------------- ------------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                                           (113,759)          853,784            747,569
Cash and Cash Equivalents
  at Beginning of Period                                               861,328                 -                  -
                                                             -----------------  ---------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $         747,569  $        853,784 $          747,569
                                                             =================  ================ ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $               -  $              - $                4
  Franchise and Income Taxes                                 $               -  $              - $                -


See accompanying notes

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:


                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    September 1,
                                                                                                        2001
                                                                  For the Nine Months Ended         Inception of
                                                                           May 31,                  Development
                                                             -----------------------------------
                                                                   2007               2006             Stage
                                                                                      ----
                                                             -----------------  ---------------- ------------------


  Stock Issued for Payment on Loan                           $               - $ -    1,584,108 $         1,734,108
  Issued Common Stock for Intangible Asset                   $               - $ -       10,000 $            10,000




























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

                               1-900 JACKPOT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of May 31, 2007 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.
Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

         The Company has no products or services as of May 31, 2007. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

         Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalents outstanding as of May 31, 2007 and 2006.

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


                                  May 31,
Intangible Asset             2007               2006       Amortization Period
-----------------  ------------------  -----------------   -------------------
Lottery Assets     $           10,000  $          10,000     Indefinite

                   ------------------  -----------------
Total              $           10,000  $          10,000
                   ==================  =================

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

         The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, include cash at May 31, 2007 approximates their fair values. The carrying values of marketable securities available for sale are based on quoted market prices.

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

The Company has the following tax assets:

                                        2006                2005
                                 ------------------  ------------------
Net Operating Losses             $        1,053,142  $991,815
Valuation Allowance                      (1,053,142)           (991,815)
                                 ------------------  ------------------
                                 $                -  $                -
                                 ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                 2006           2005
                                              --------------  -------------
Provision (Benefit) at US Statutory Rate      $      (61,327) $        (156)
Increase (Decrease) in Valuation Allowance            61,327            156
                                              --------------  -------------
                                              $            -  $           -
                                              ==============  =============

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

NOTE 4 - COMMITMENTS

         As of May 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Investments in securities are summarized as follows:



                                                 May 31, 2007
                              --------------------------------------------------
                                    Gross             Gross
                                  Unrealized       Unrealized
                                     Gain             Loss            Fair Value
                              ---------------  ------------------- -------------
Available-for-sale securities $             -  $           262,317 $334,977
                              ===============  =================== =============

                                                  1-900 JACKPOT, INC.
                                             (A Development Stage Company)
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (Unaudited)

NOTE 6- INVESTMENTS (Continued)


                                              August 30, 2006
                              --------------------------------------------------
                                    Gross            Gross
                                  Unrealized      Unrealized
                                     Gain            Loss           Fair Value
                              --------------  ------------------- --------------
Available-for-sale securities $            -  $            83,989 $      597,294
                              ==============  =================== ==============

Realized Gains and losses are determined on the basis of specific identification. During the nine months ended May 31, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                               For the Nine Months Ended
                                                        May 31,
                                                2007                2006
                                                ----                ----
                                         ------------------  ------------------

Sale Proceeds                            $                -  $           42,915
                                         ==================  ==================

Gross Realized Losses                    $                -  $                -
                                         ==================  ==================

Gross Realized Gains                     $                -  $            3,221
                                         ==================  ==================

NOTE 7- RELATED PARTY TRANSACTIONS

         During July of 2006, the Company engaged a Company to manage its Internet and Web Site services. This Company employs Mr. Justin Fisher who is the son of 1-900 Jackpot, Inc.'s CEO. The total of the services purchased during the three months ended May 31, 2007 and 2006 was $0 and $0, respectively.

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

         The Company had no sales or sales revenues for the three and nine months ended May 31, 2007 or 2006.

         The Company had no costs of sales revenues for the three and nine months ended May 31, 2007 or 2006. The plan for licensing the newly acquired Lottery Product assets is currently being developed. The Company had general and administrative expenses of $22,793 and $183,611 for the three and nine month period ended May 31, 2007 and $52,766 and $216,766 for the same periods in 2006.

CAPITAL RESOURCES AND LIQUIDITY

         At May 31, 2007, the Company had total current assets of $1,101,334 and total assets of $1,111,335 as compared to $1,469,873 current assets and $1,479,873 total assets at August 31, 2006. The Company had a net working capital surplus of $1,101,135 at May 31, 2007 and $1,469,873 at August 31, 2006.
Net stockholders' equity in the Company was $1,111,335 as of May 31, 2007 and $1,479,289 at August 31, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the company.

                  (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the reporting period covered by this report, the company carried out an evaluation, under the supervision of the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

                  (b) Changes in Internal Control

         Based on his evaluation as of May 31, 2007, there were no significant changes in the Company's internal control over financial reporting or any other areas that could significantly affect the Company's internal control subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


June 20, 2007


/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)


/s/ Joseph Batty
Joseph Batty
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)