Form 10KSB
period 2007-08-31
1-900 Jackpot, Inc.
filed 2007-12-14
CIK 1098686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
FOR THE FISCAL YEAR ENDED AUGUST 31, 2007
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

COMMISSION FILE NUMBER 000-32247

1-900 JACKPOT, INC.
--------------------------
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

NEVADA	98-0219399
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3838 RAYMERT DRIVE, SUITE 3, LAS VEGAS, NV 89121
-----------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE:  604-575-0050

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:  COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act[ ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company as of its most recent fiscal year end (as defined in Rule 12b-2 of the Exchange Act.     Yes [ ]  No [X]

The Registrant's revenue for the year ended August 31, 2007 was $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock as of the close of business on August 31, 2007, is $5,135,254.

As of August 31, 2007, there were 155,858,285 shares of the Registrant's Common Stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

ii

iii

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Except where otherwise stated, references in this document to “us,” “our”, “we,” or “the Company” refer to 1-900 Jackpot, Inc. (“1-900 Jackpot”).  This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

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

ITEM 1.   DESCRIPTION OF BUSINESS.

Overview

Our company was incorporated on August 20, 1999 under the laws of the State of Nevada as Pultronex Corporation (“Pultronix”). Our name was changed to 1-900 Jackpot, Inc. on July 7, 2005.  Pultronix had designed, engineered and marketed fiberglass reinforced composite products for use in residential, commercial, and light industrial applications.  Its operations were discontinued in February of 2002.

We acquired certain Lottery Product assets on March 21, 2006 from Umbrella Asset Management, Inc., our largest shareholder (“Umbrella”) and are evaluating the merits of marketing and licensing these products to foreign governments and foreign entities licensed by their respective jurisdictions to offer lottery games and products.   The lottery related assets that we purchased from Umbrella relate to certain on-line and off-line lottery products.  Neither Umbrella nor the Company has filed for copyright, patent or any other intellectual property protection with respect to these assets in any jurisdiction and we have no current plans to do so.  Further, no assurance is given that we will be able to utilize the foregoing assets in a manner where we can realize revenues or profits or otherwise effect our business plan.

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

Prior Business

1-900 Jackpot, Inc. was incorporated on August 20, 1999 under the laws of the State of Nevada as Pultronex Corporation.  It had done business in the name of its wholly owned subsidiary, Pultronex Corporation of Alberta (“PCA”).  PCA designed, engineered and marketed fiberglass reinforced composite products for use in residential, commercial, and light industrial applications.  PCA’s strength was in its ability to quickly and effectively apply its intellectual property to meet market demands with long life, high performance products.  Its proprietary products included E-Z Deck ® , E-Z Rail, which had residential, commercial and marine applications, Waterfront Sheet Piling for seawalls and retaining walls, and Ultra Plank, which was used for sea scaffolding and stadium or portable seating.  PCA’s business was seasonal and highly dependent upon the weather.  Pultronex Corporation of Alberta was sold to an unrelated entity in February 2002.  Proceeds were used to pay off secured debt.  The Company remained inactive until July 1, 2005, when it retained new management to explore new business opportunities.

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

In general, on-line lotteries generate greater revenues than both traditional off-line lottery games and instant ticket games.  In addition, there are several other advantages to on-line lotteries as compared to traditional off-line lotteries.  Unlike traditional off-line lottery games, wagers can be accepted and processed by an on-line lottery system until minutes before a drawing, thereby significantly increasing the lottery’s revenue in cases in which a large prize has attracted substantial interest.  On-line lottery systems also provide greater reliability and security, allow a wider variety of games to be offered and automate accounting and administrative procedures which are otherwise manually performed.  Despite the relative advantages associated with on-line lotteries, off-line lotteries remain popular abroad, and we will be directing our marketing efforts towards these international jurisdictions.  However, no assurance is given that we will successfully penetrate these markets.

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

We have determined that with the enactment of the Safe Port Act into law, our prospective operators have become very pessimistic about lottery activities that involve credit cards to purchase products.  Of the five lottery products we obtained, it appears that three of these products may not be viable.  We have recorded an impairment loss of $9,999 as of August 31, 2007 to reflect the foregoing.  We have adapt our operations to comply with the provisions of the Safe Port Act and continue to pursue lottery operators who can operate in other countries. However, no assurance is given that we will be successful in this regard.

Proposed Operations and Products

We are a development stage company, have not commenced our operations and have no revenues.  We are focused on becoming a licensor of worldwide lottery systems.  Our current business plan provides for us to develop processing facilities and license the operation of our proprietary lottery products to lottery operators on a worldwide basis.  Our lottery products and related processing and administrative facilities are in the formative stage.  No assurance is given that they will ever be fully developed or profitable thereafter.  Licensee’s will be responsible for the procurement of their respective lottery operator’s license as well as the marketing of our lottery products.  No assurance is given that we will successfully negotiate an agreement with a lottery operator in any jurisdiction or that the operator will be able to market our lottery products or generate revenues or profits for us.   Potential licensees have expressed certain concerns and objections regarding the possible effect of government regulations on their proposed lottery operations, as more particularly described below.  We feel that these regulations have had a chilling effect on their willingness to license our products.  If we cannot successfully overcome these objections,  we will be forced to seek alternative business ventures.  However, no assurance is given that we will be able to identify or enter into a business combination, merger or other transaction with any other entity.

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

Prior to and after granting a lottery contract, government authorities generally conduct an investigation of the company and its employees pursuant to which such authorities may require removal of an employee deemed to be unsuitable.  Certain states also require extensive personal and financial disclosure (including, among other things, submission of fingerprints, personal financial statements and federal and state income tax returns) and background checks of control persons and entities beneficially owning a specified percentage (typically 5% or more) of the company’s securities.  The failure of such beneficial owners to submit such background checks and provide disclosure could jeopardize the award of a lottery contract or provide the basis for cancellation of any existing lottery contract.

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

Our efforts to market our lottery related products has been met with resistance, which we believe is based upon the perception by potential affiliates that their lottery operations could be subject to criminal and civil liability in the event that players living in non-licensed jurisdictions participated in otherwise legitimate lotteries.  In particular, we believe that the recently enacted Safe Port Act by the U.S. legislature has had a chilling effect on the willingness of potential affiliates to license our products.  We have been attempting to address these concerns by developing safeguards that would prevent US consumers from purchasing lottery products from out affiliates.  However, no assurance is given that potential affiliates will be satisfied that we have successfully addressed their concerns.  Moreover, even if we are successful in addressing their concerns and they agree to license our lottery products, no assurance is given that we will be able to fully develop or execute our business plan or otherwise generate any revenues or profits.

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

In both the domestic and international markets, factors, other than pricing, that influence the award of lottery contracts can include, among other things, the ability to optimize lottery revenues through game design and technical capability, quality of the product, dependability, production capacity, marketing experience, financial condition and reputation of the contract bidder, the security and integrity of the contract bidder’s production operations, as well as other requirements and qualifications imposed by specific jurisdictions.  Despite our belief that our lottery products are unique, our recent entry into this industry, as well as our limited product line, could materially and adversely affect our ability to compete both internationally and at home.

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

Employees

As of August 31, 2007, we had no employees other than our sole executive officer, Mr. Brian Fisher, who devotes his full time efforts towards our operations.  None of our employees or independent contractors are represented by a collective bargaining agreement.

ITEM 2.   DESCRIPTION OF PROPERTY

We do not rent office space.  Since January 1, 2005, our registered office and mailing address  have been located at 3838 Raymert Drive, Suite 3, Las Vegas, Nevada 89121, pursuant to an agreement that bears an annual commitment of $180.

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

From November 2001 through March 8, 2006, our common shares had been de-listed.  Trading of our shares resumed on May 2, 2006. The range of high and low bid prices for our common shares for each quarter of the last two fiscal years was as follows:

	Low Bid	High Bid

1st Fiscal Quarter of the year ending 8/31/07	$ .78	$ 1.60
2nd Fiscal Quarter of the year ending 8/31/07	$ .90	$ 3.41
3rd Fiscal Quarter of the year ending 8/31/07	$ 3.06	$ 4.00
4th Fiscal Quarter of the year ending 8/31/07	$ 2.00	$ 4.20

1st Fiscal Quarter of the year ending 8/31/06	No trading	No trading
2ndFiscal Quarter of the year ending 8/31/06	No trading	No trading
3rd Fiscal Quarter of the year ending 8/31/06	$ .91	$ .45
4th Fiscal Quarter of the year ending 8/31/06	$ 1.10	$ .27

The foregoing stock prices have been adjusted to reflect a 11-for-1 forward split of our common shares that was effective as of June 30, 2007.  The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

HOLDERS

As of August 31, 2007, there were 72 shareholders of our common stock. This number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

DIVIDEND POLICY

We have not paid any cash dividends to date. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development of our business until our licensees conduct their lottery drawings.  Thereafter, the payment of dividends will be made at the discretion of our directors.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

PLAN OF OPERATION

We are a development stage company, have not commenced our operations and have no revenues.  We are exploring the feasibility of becoming a licensor of worldwide lottery systems.  Our current business plan provides for us to license the operation of our proprietary lottery products to lottery operators on a worldwide basis.  However, our efforts to market these products have been met with some resistance and we cannot be certain that we will able to develop a successful business plan that utilizes these assets.

In March of 2006, we purchased certain intellectual and other property in connection with certain on-line and off-line lottery products.  Over the next 12 months, we intend to develop these products and seek out licensees to market our products.  Lottery operators will be responsible for obtaining their respective licenses and for the marketing of our lottery products.  No assurance is given that we will be able to enter into an agreement with any licensee or that such licensee will be able to successfully market our products.  We, in turn, will be responsible for integrating these international lotteries into our processing centers and for ensuring that each lottery is administered fairly, honestly and in a secure fashion.

Our efforts to market our lottery related products has been met with resistance, which we believe is based upon the perception that lottery operations could be subject to criminal and civil liability in the event that players living in non-licensed jurisdictions participated in otherwise legitimate lotteries.  We have been attempting to address these concerns.  However, no assurance is given that we will successfully do so.  Moreover, if we are successful in this regard, that we will be able to fully develop or execute our business plan or otherwise generate any revenues or profits.

If we successfully overcome these objections, we anticipate that we will need to retain the services of one or more persons with land-based and Internet telephony, computer programming and IT expertise.  As the domestic and international lottery industries are highly regulated, we will also need to retain personnel with regulatory experience relating to the operation of worldwide lotteries and related matters.  We believe that we can attract qualified personnel to serve our needs, but offer no assurance that we will be able to do so.

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

As we continue to evaluate the feasibility of our proposed lottery related activities, we are seeking other alternative business ventures.  However, no assurance is given that we will identify or enter into a business combination, merger or other transaction with any other entity.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, we had cash of $715,827, available for sale marketable securities of $289,431 and had working capital of $1,001,404.  Our cash position resulted from loan proceeds received from Umbrella that had been subsequently converted to equity.   Our net capital decreased from $1,479,289  to $1,001,405, for the years ending August 31, 2006 and August 31, 2007, respectively, in principal part due to unrealized losses of $307,863 in our marketable securities portfolio during the year ending August 31, 2007.  No assurance is given that these unrealized losses will not worsen or that we will be able to recoup any of said unrealized losses.

As we have no revenues and it is unclear as to if or when we will earn revenues, our auditors have raised substantial doubt about our ability to continue as a going concern.  During the year ending August 31, 2007 we had a net loss of $172,342.  Net cash used in operating activities during this period was limited to $147,822 and we anticipate that we will have sufficient liquid assets to last for at least the next twelve months.  However, no assurance is given in this regard.    If we have underestimated our liquidity needs, we will need to raise additional capital or delay or scale back our operations, which could have a material and adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company:

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period−specific effects or the cumulative effect of the change. When it is impracticable to determine the period−specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company's financial statements with the adoption of this FASB.

In February 2006, The FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value  remeasurement for any hybrid financial  instrument that contains an embedded  derivative that would otherwise require  bifurcation, clarifies  which  interest  only  strips and  principal  are not  subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized  financial assets,  clarifies that  concentrations of credit risk in the form of subordination are not embedded  derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative  financial  instrument to a beneficial  interest other than another derivative  financial  instrument.  The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No.  156 "  Accounting  for  Servicing  of Financial  Instruments - an amendment of FASB No.140,  Accounting  for Transfers and Servicing of Financial  Instruments and Extinguishments of Liabilities.  The statement  requires  an entity  to  recognize  a  servicing  asset or  servicing liability  each time it undertakes an obligation to service an asset by entering into a servicing contract,  requires all separately  recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an  entity  to choose  either  the  amortization  method  or fair  market  value measurement method for subsequent measurement periods for each class of separately recognized servicing  assets and servicing  liabilities,  permits a one-time  reclassification  of the  available-for-sale  securities  to  trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In June  2006 the FASB issued FIN 48,  "Accounting  for  Uncertainty  in Income Taxes--an  interpretation  of  FASB  Statement  No.  109".  This  Interpretation clarifies,  among other things,  the accounting for  uncertainty in income taxes recognized in an  enterprise's  financial  statements  in  accordance  with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This  Interpretation  also  provides  guidance  on  derecognition, classification, interest and penalties, accounting in interim periods, disclosure,  and  transition  is  effective  for fiscal  years  beginning  after December 15, 2006.  Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the  Interpretation  is adopted.  This statement is not expected to have any material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements."  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007.  The Company does not expect the new standard to have any material impact on the financial position and results of operations.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”  (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration  under a registration payment arrangement, whether issued  as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.

FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration  payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.  The guidance in FSP EITF 00-19-2 amends FASB Statements No 133, “Accounting for Derivative Instruments and Hedging Activities”, and No 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.

FSB EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides clarification of the concept  of mutual understanding between employer and employee with respect to the grant date of a share-based payment award.   This FSB provides that a mutual understanding of the key terms and condition of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval.   This guidance was applicable upon the initial adoption of SFAS 123 (R).  The adoption of this pronouncement did not have an effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FSAB issues SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between  companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

Our financial statements appear on pages F-1 to F-15.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting are effective  and have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Except as set forth below, there were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, the Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers of the Company are as follows:

Name	Age	Title (1)
Brian Fisher	58	CEO, President, Secretary, Treasurer and Director

(1) The director named above serves until the next annual meeting of our shareholders to be held within six months of the close of our fiscal year or until his or her successor is otherwise elected and has accepted his or her position.  Directors are elected for one-year terms.

Mr. Fisher has served as our chief executive officer and president since July 1, 2005.  Mr. Fisher has served as our Chief Financial Officer since August 27, 2007.  He has been a member of our Board of Directors since June of 2004.  From January of 1999 through October of 2002, Mr. Fisher was President, CEO and a director of Novus Environmental, Inc., a publicly traded company that had been listed on the NASD over-the-counter bulletin board.  Mr. Fisher was retired from October 2002 through the time he became our director in June of 2004.  Mr. Fisher is a citizen of Canada.

Mr. Joseph Batty resigned as our Director, CFO, Vice President and Treasurer as of August 27, 2007 to pursue other ventures.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company is subject to the provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities.

Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.  Umbrella Asset Management Inc. has not filed its Form 3 when due, but has undertaken to us to file its Form 3 as soon as practicable.

AUDIT COMMITTEE FINANCIAL EXPERT

Given our limited operations and resources, and the limited size of our management team, Brian Fisher, our Chief Financial Officer, serves as the sole member of our audit committee and is our sole audit committee financial expert.  Mr. Fisher is not independent.

CODE OF ETHICS

We adopted a code of ethics applicable to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions as of February 9, 2007.  A copy of our Code of Ethics was filed with the U.S. Securities and Exchange

Commission on February 12, 2007.   We will provide to any person, without charge, a copy of our Code of Ethics then in effect, upon written request to us in writing at out corporate address.

INDEMNIFICATION AND LIMITS OF LIABILITY

Our Bylaws provide that any person serving as our officer or director or who was serving at the request or for the benefit of the Company as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permitted under Nevada law against all expenses, liability and loss (including attorney’s fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by said person in connection therewith.

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

ITEM 10.    EXECUTIVE COMPENSATION

Messrs. Fisher and Batty were not paid a salary during the years ending August 31, 2006 and August 31, 2007.  However, Mr. Fisher may be paid a salary or other compensation and may be offered employment agreements in the future should our operations and cash flow permit.  They are, however, reimbursed for reasonable out of pocket expenses.  Additionally, it is anticipated that Messrs. Fisher and Batty will participate in our stock or other incentive based compensation plans if and when such plans are implemented.

The following table sets forth the compensation of our executive officer(s) for the last three (3) fiscal years:

NAME AND	ANNUAL COMPENSATION				LONG TERM COMPENSATION
PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER(1)	STOCK	SAR’s	LTIP	OTHER(1)
Brian Fisher-CEO and president	2005	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

Joseph Batty-Vice President/CFO, Secretary and Treasurer (2)	2005	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
___________________________________________________________________

(1)   We do not currently have any employee incentive stock option plan.
(2)    Mr. Batty resigned as a Director and Officer of the Company as of August 27, 2007.

TERMS OF OFFICE

Our directors hold office until the next annual meeting of our stockholders or until their successors are elected and duly qualified. All officers serve at the discretion of the directors.

DIRECTOR’S COMPENSATION

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

Title of Class	Name and Address of Beneficial Owner	Amount of Shares	Percent of Class

Common stock	Brian Fisher
	3838 Raymert Dr., Suite 3
	Las Vegas, NV 89121	0	0.00%

Common Stock	Umbrella Asset Management, Inc.
	21 Regent Street, 4th Floor
	Belize City, Belize, C.A.	132,928,884	85.3%

Common Stock	Fletcher & Associates
	26066-8000 #3 Road
	Richmond, BC Canada V6Y3V3	21,560,000	13.8%

Common Stock	All Executive Officers
	and Directors as a Group
	(1 person)	0	0.00%

On June 30, 2007, we authorized an eleven-for-one forward split of our common shares that provided for the issuance of ten additional shares of our common stock for each common share held.  The result of this forward split increased the number of our outstanding common shares to 155,858,285.

CHANGES IN CONTROL

As of November 16, 2005, we issued 22,297,297 (as adjusted for stock splits) common shares to Fletcher & Associates in exchange for consulting services.  These shares represented approximately 97.2% of our issued and outstanding common shares at that date.

In March 2006, we issued 132,928,884 or approximately 85.3% of our pre-split common shares to Umbrella Asset Management, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 21, 2006, we issued 110,000,000 (as adjusted for stock splits) common shares to Umbrella in exchange for certain lottery related assets valued at $10,000 and in exchange for converting a loan of $1,584,108.

During the fiscal year ending August 31, 2006, we engaged the services of a company under the control of Justin Fisher, son of our president and CEO, Brian Fisher, to manage our web site and provide other Internet related services.  The terms of this agreement are not supported by a written agreement.  Total compensation paid to this entity during the fiscal years ending August 31, 2007 and August 31, 2006 were $10,000 and $7,500, respectively.

ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits and financial statement schedules are filed as exhibits to this Report:

1.   Financial Statements of the Registrant are included under Item 7 hereof.

2.   Financial Statement Schedules   -    None

3.   Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended*
3.2	Bylaws, as amended*
4.2	Common Stock Certificate*
10.2	Share Exchange Agreement*
14.1	Code of Ethics**
17.1	Letter of Director Resignation
31.1	Rule 13a-14(a)/15d-14(a) Certification of Brian Fisher
32.1	Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Incorporated by reference to our Form SB-2 filed with the US Securities and Exchange Commission on February 22, 2000.
**     Incorporated by reference to our Form 8-K filed with the US Securities and Exchange Commission on February 12, 2007.

Reports on Form 8-K

Form 8-K filed on January 3, 2007
Form 8-K filed on February 12, 2007.
Form 8-K filed on July 6, 2007.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.   We were billed for and paid our current auditors, Robison, Hill & Co., $21,925 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB for the year ended August 31, 2007.   We were billed for and paid our current auditors, Robison, Hill & Co., $15,400 for professional services rendered by said auditor for the audit of our annual financial statements and review of financial statement included in our Forms 10-QSB for the year ended August 31, 2006.

Audit-Related Fees.   We did not pay our auditors and were not billed for any fees in connection with assurance and related services regarding performance of the audit or review of our financial statements for the years ended August 31, 2007 and August 31, 2006.

Tax Fees.  We did not pay our auditors and were not billed for any fees in connection with tax compliance, tax advice or tax planning during the years ended August 31, 2007 and August 31, 2006.

All Other Fees.   We did not pay our auditors and were not billed any fees in connection with other fees during the calendar year ending August 31, 2007.  We did not pay our auditors and were not billed for any fees other than those described above with respect to the calendar year ending August 31, 2006.

Audit Committee Pre-Approval Polices.   We have no audit committee pre-approval policies and procedures.

1-900 JACKPOT, INC.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

AUGUST 31, 2007 AND 2006

CONTENTS

Page

Independent Registered Public Accountants' Report	F - 1

Balance Sheets
August 31, 2007 and 2006	F - 3

Statements of Operations for the years ended
August 31, 2007 and 2006 and for the Cumulative Period from
September 1, 2001 (inception of development stage) to August 31, 2007	F - 4

Statement of Stockholders' Equity
Since August 20, 1999 (inception) to August 31, 2007	F - 5

Statements of Cash Flows for the years ended
August 31, 2007 and 2006 and for the Cumulative Period from
September 1, 2001 (inception of development stage) to August 31, 2007	F - 7

Notes to Financial Statements	F - 8

ROBISON, HILL& CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT

1-900 Jackpot, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of 1-900 Jackpot, Inc. (a development stage company) as of August 31, 2007 and 2006 and the related statements of operations and cash flows for each of years in the two-year period ended August 31, 2007 and the cumulative since September 1, 2001 to August 31, 2007 and the statement of stockholders’ equity from August 20, 1999 (inception) to August 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1-900 Jackpot, Inc.(a development stage company) as of August 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years ended August 31, 2007 and  2006 and the cumulative since September 1, 2001 to August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of August 31, 2007, the Company has no source of revenue, has suffered recurring losses from operations, has a deficit accumulated during development stage and requires additional financing in order to finance its business activities on an ongoing basis that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
December 13, 2007

1-900 JACKPOT, INC.
(A Development Stage Company)
BALANCE SHEETS

	August, 31
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$715,827	$861,328
Marketable securities	289,431	597,294
Prepaid expenses	6,446	6,177
Withholding taxes	-	5,074
Total Current Assets	1,011,704	1,469,873

Other Assets:
Intangible Assets	1	10,000
Total Other Assets	1	10,000

Total Assets	$1,011,705	$1,479,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,300	$584
Total Current Liabilities	10,300	584

Total Liabilities	10,300	584

Stockholders' Equity:
Preferred Stock, Par Value $.001,
Authorized 1,000,000 shares, Issued 0	-	-
Common Stock, Par Value $.001,
Authorized 400,000,000 shares,
Issued 155,858,285 at August 31, 2007 and 2006	155,858	155,858
Paid-in Capital	4,506,878	4,504,557
Cumulative Other Comprehensive Income	(385,602)	(77,739)
Retained Deficit	(5,912)	(5,912)
Deficit Accumulated During the Development Stage	(3,269,817)	(3,097,475)
Total Stockholders' Equity	1,001,405	1,479,289

Total Liabilities and Stockholders' Equity	$1,011,705	$1,479,873

The accompanying notes are an integral part of these financial statements.

1-900 JACKPOT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Cumulative
			Since
			September 1,
			2001
	For the Year Ended		Inception of
	August, 31		Development
	2007	2006	Stage
Revenues	$-	$-	$-

Expenses
General and administrative	258,178	234,674	493,309

Net Operating Loss	(258,178)	(234,674)	(493,309)

Other Income (Expenses)
Interest Income	33,531	17,257	50,788
Interest Expense	-	(4)	(4)
Dividend Income	62,304	33,827	96,131
Gain on sale of investment	-	3,221	3,221
Impairment loss on intangible assets	(9,999)	-	(9,999)
Net Other Income	85,836	54,301	140,137

Net Loss from Continuing Operations	(172,342)	(180,373)	(353,172)

Discontinued Operations
Loss on Sales of Subsidiary	-	-	(2,916,645)

Net Loss	$(172,342)	$(180,373)	$(3,269,817)

Other Comprehensive Loss
Unrealized Loss on available for sale securities	(307,863)	(83,989)	(391,852)

Total Comprehensive Loss	$(480,205)	$(264,362)	$(3,661,669)

Net Loss Available to Shareholder	$(172,342)	$(180,373)

Basic & Diluted Loss per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	155,858,285	77,216,909

The accompanying notes are an integral part of these financial statements.

1-900 JACKPOT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
SINCE APRIL 2, 1998 TO AUGUST 31, 2007

						Deficit
						Accumulated
					Cumulative	Since
					Other	April 2,	Total
	Common Stock		Paid-in	Retained	Comprehensive	1998	Stockholders'
	Shares	Par Value	Capital	Deficit	Income	Inception	Equity
Balance at April 2, 1998	-	$-	$-	$-	$-	$-	$-

Issuance of Common Stock	1,195,454	1,195	757,563	-	-	-	758,758
Net Loss	-	-	-	-	-	-	-
Balance at August 31, 1998 as originally reported	1,195,454	1,195	757,563	-	-	-	758,758

February 10, 2006, 1:74 Reverse Split	(1,179,247)	(1,179)	1,179	-	-	-	-
June 30, 2007 - 11:1 Forward Split	162,070	162	(162)	-	-	-	-
Restated Balance at August 31, 1998	178,277	178	758,580	-	-	-	758,758

Issuance of Common Stock	240,515	241	708,610	-	-	-	708,851
Net loss	-	-	-	-	-	-	-
Balance at August 31, 1999	418,792	419	1,467,190	-	-	-	1,467,609

Issuance of Common Stock	195,822	196	1,046,692	-	-	-	1,046,888
Net Loss		-	-	-	-	-	-
Balance at August 31, 2000	614,614	615	2,513,882	-	-	-	2,514,497

Issuance of Common Stock	17,490	17	401,793	-	-	-	401,810
Net Loss		-	-	(5,912)	-	-	(5,912)
Currency Tanslation		-	-	-	6,250	-	6,250
Balance at August 31, 2001	632,104	632	2,915,675	(5,912)	6,250	-	2,916,645

1-900 JACKPOT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
SINCE APRIL 2, 1998 TO AUGUST 31, 2007
(Continued)
						Deficit
						Accumulated
					Cumulative	Since
					Other	April 2,	Total
	Common Stock		Paid-in	Retained	Comprehensive	1998	Stockholders'
	Shares	Par Value	Capital	Deficit	Income	Inception	Equity
Net Loss		-	-	-	-	(2,916,645)	(2,916,645)
Balance at August 31, 2002	632,104	632	2,915,675	(5,912)	6,250	(2,916,645)	-

Net Loss		-	-	-	-	-	-
Balance at August 31, 2003	632,104	632	2,915,675	(5,912)	6,250	(2,916,645)	-

Net Loss		-	-	-	-	-	-
Balance at August 31, 2004	632,104	632	2,915,675	(5,912)	6,250	(2,916,645)	-

Net Loss		-	-	-	-	(457)	(457)
Balance at August 31, 2005	632,104	632	2,915,675	(5,912)	6,250	(2,917,102)	(457)

Shares issued for payment of loan	22,297,297	22,297	127,703	-	-	-	150,000
Shares issued for intangible asset	110,000,000	110,000	(100,000)	-	-	-	10,000
Shares issued for payment of loan	22,928,884	22,929	1,561,179	-	-	-	1,584,108
Net Loss		-		-	-	(180,373)	(180,373)
Unrealized Loss on available-for-sale securities	-	-	-	-	(83,989)	-	(83,989)
Balance at August 31, 2006	155,858,285	155,858	4,504,557	(5,912)	(77,739)	(3,097,475)	1,479,289

Gain on sale of treasury stock	-	-	2,321	-	-	-	2,321
Net Loss						(172,342)	(172,342)
Unrealized Loss on available-for-sale securities	-	-	-	-	(307,863)	-	(307,863)
Balance at August 31, 2007	155,858,285	$155,858	$4,506,878	$(5,912)	$(385,602)	$(3,269,817)	$1,001,405

The accompanying notes are an integral part of these financial statements.

1-900 JACKPOT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			September 1,
			2001
	For the Year Ended		Inception of
	August, 31		Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss per the period	$(172,342)	$(180,373)	$(3,269,817)
Adjustments to reconcile net loss to net cash from
operating activites:
Gain on sale of investments	-	(3,221)	(3,221)
Impairment loss on intangible assets	9,999	-	9,999
Increase (Decrease) in accounts payable	9,716	127	10,300
(Increase) Decrease in prepaid expenses	(269)	(6,177)	(6,446)
(Increase) Decrease in withholding taxes	5,074	(5,074)	-
Net Loss from Discontinued Operations	-	-	2,916,645

Net Cash Used on Operating Activities	(147,822)	(194,718)	(342,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Available-for-Sale Securities	-	(720,977)	(720,977)
Sale of Available-for-Sale Securities	-	42,915	42,915

Net Cash Provided by Investing Activities	-	(678,062)	(678,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(162,477)	-	(162,477)
Proceeds from sale of treasury stock	164,798	-	164,798
Proceeds from Loans	-	1,734,108	1,734,108

Net Cash Provided by Financing Activities	2,321	1,734,108	1,736,429

Net (Decrease) Increase in Cash and Cash Equivalents	(145,501)	861,328	715,827
Cash and Cash Equivalents at Beginning of Period	861,328	-	-

Cash and Cash Equivalents at end of Period	$715,827	$861,328	$715,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$4	$4
Franchise and Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for Payment on Loan	$-	$1,734,108	$1,734,108
Issued Common Stock for Intangible Asset	$-	$10,000	$10,000

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

On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

The Company has no products or services as of August 31, 2007. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalents outstanding as of August 31, 2007 and 2006.

        1-900 JACKPOT, INC.
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

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar and the reporting currency is the U.S. dollar.  Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year.  Gains and losses on translations are included in income.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassifications

Certain reclassifications have been made in the 2006 financial statements to conform with the 2007 presentation.

        1-900 JACKPOT, INC.
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

	August 31,
Intangible Asset	2007	2006	Amortization Period

Lottery Assets	$1	$10,000	Indefinite
Total	$1	$10,000

Recent Accounting Standards

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109".  This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006.  Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted.  This statement is not expected to have any material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements."  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007.  The Company does not expect the new standard to have any material impact on the financial position and results of operations.

        1-900 JACKPOT, INC.
        (A Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and accounts payable at August 31, 2007 approximates their fair values. The carrying values of marketable securities available for sale are based on quoted market prices.

        1-900 JACKPOT, INC.
        (A Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

As of August 31, 2007, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $3,170,000 that may be offset against future taxable income through 2026.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The Company has the following tax assets:
	2007	2006
Net Operating Losses	$1,078,000	$1,020,000
Valuation Allowance	(1,078,000)	(1,020,000)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$(58,000)	$(61,000)
Increase (Decrease) in Valuation Allowance	58,000	61,000
	$-	$-

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

NOTE 4 - COMMITMENTS

As of August  31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

        1-900 JACKPOT, INC.
        (A Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

NOTE 5- COMMON STOCK TRANSACTIONS

On November 16, 2005, the company issued 22,297,297 shares of common stock to Fletcher & Associates for payment on a loan of $150,000.

On February 10, 2006 the Board of Directors authorized a 1-for-74 reverse split of all of the issued and outstanding shares of common stock.  The stock split decreased the number of outstanding common shares from 154,248,115 to 2,084,491 as of February 28, 2006.  All references to the company's common stock in the financial statements have been restated to reflect the stock split.

On March 21, 2006 the Company acquired certain Intellectual Lottery Product assets for $10,000 from Umbrella Asset Management Inc, in exchange of the issuance of 110,000,000 shares of common stock.

On March 27, 2006 the Company issued 22,928,884 common shares to Umbrella Asset Management Inc. as payment of a loan of $1,584,108.

On June 30, 2007, the Company authorized an increase in its common shares from 200,000,000 to 400,000,000 shares.  The increase in authorized common shares was effective upon a filing of a Certificate of Change with the Nevada Secretary of State.

On June 30, 2007, the Company authorized an eleven-for-one forward split of its common shares that provides for the issuance of 10 additional shares of its common stock for each common share held, to be payable to its common shareholders of record as of the close of trading on July 31, 2007.  The par value of the Company's common shares remained unchanged.  The result of this forward split increased the number of outstanding common shares to 155,858,285.  All references to the company's common stock in the financial statements have been restated to reflect the stock split.

        1-900 JACKPOT, INC.
        (A Development Stage Company)
        NOTES TO FINANCIAL STATEMENTS

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

Investments in securities are summarized as follows:
	August 31, 2007
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$-	$307,863	$289,431

	August 31, 2006
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$-	$83,989	$597,294

Realized Gains and losses are determined on the basis of specific identification.  During the  years ended August 31, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:
	For the Year Ended
	August 31,
	2007	2006

Sale Proceeds	$-	$42,915

Gross Realized Losses	$-	$-

Gross Realized Gains	$-	$3,221

NOTE 7- RELATED PARTY TRANSACTIONS

During 2006, the Company engaged a Company to manage its Internet and Web Site services.  This Company employs Mr. Justin Fisher who is the son of 1-900 Jackpot, Inc.'s CEO.  The total of the services purchased during the years ended August 31, 2007 and 2006 was $10,000 and $7,500, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1-900 JACKPOT, INC.

Date: December 13, 2007	By: /s/ Brian Fisher
Brian Fisher, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 13, 2007	By: /s/ Brian Fisher
Brian Fisher, CEO, CFO and Director