Form 10QSB
period 2007-11-30
1-900 Jackpot, Inc.
filed 2008-01-22
CIK 1098686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: Nov 30, 2007

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________ to __________
Commission file number  000-32247

1-900 Jackpot, Inc.
(Exact name of small business issuer as
specified in its charter)

Nevada	98-0219399
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3838 Raymert Drive, Suite 3, Las Vegas, NV  89121
(Address of principal executive offices)

(604) 575-0050
Issuer's telephone number
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant is a shell company( as defined by Rule 12b-2 of the Exchange Act.)   Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a planconfirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:   November 30, 2007     155,858,285

Transitional Small Business Disclosure Format (check one).     Yes  ☐ ;  No ☒

Item 1.  Financial Statements

1-900 JACKPOT, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	August, 31
	2007	2007
Assets
Cash and Cash Equivalents	$625,739	715,827
Marketable securities	233,899	289,431
Prepaid expenses	-	6,446
Total Current Assets	859,638	1,011,704

Lottery Assets	1	1
Total Other Assets	1	1

Fixed Assets
Auto	76,709	-
Accumulated Deprecation	(2,558)	-
Total Fixed Assets	74,151	-

Total Assets	$933,790	1,011,705

Liabilities and Shareholders’ Equity Liabilities
Accounts payable	$5,578	10,300
Total Current Liabilities	5,578	10,300

Total Liabilities	5,578	10,300

Stockholders' Equity
Preferred Stock, Par Value $.001, Authorized
1,000,000 shares, Issued 0	-	-
Common Stock, Par Value $.001, Authorized 400,000,000
Shares, Issued at November 30, 2006 and
August 31, 2007 - 155,858,285	155,858	155,858
Paid-in Capital	4,506,878	4,506,878
Treasury Stock at Cost	(6,373)	-
Cumulative Other Comprehensive Income	(441,134)	(385,602)
Retained Deficit	(5,912)	(5,912)
Deficit Accumulated During the Development Stage	(3,281,105)	(3,269,817)
Total Stockholders' Equity	928,212	1,001,405

Total Liabilities and Stockholders' Equity	$933,790	1,011,705

The accompanying notes are an integral part of these financial statements.

1-900 JACKPOT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			Since
			September 1,
			2001
	For the three months ended		Inception of
	November 30		Development
	2007	2006	Stage

Revenues	$-	$-	$-

Expenses
General and administrative	28,869	74,992	522,178
Depreciation	2,558	-	2,558

Net Operating Loss	(31,427)	(74,992)	(524,736)

Other Income (Expenses)
Interest Income	7,199	9,098	57,987
Interest Expense	-	-	(4)
Dividend Income	12,940	23,545	109,071
Gain on sale of investment	-	-	3,221
Impairment loss on intangible assets	-	-	(9,999)
Net Other Income	20,139	32,643	160,276

Net Loss from Continuing Operations	(11,288)	(42,349)	(364,460)

Discontinued Operations
Loss on Sales of Subsidiary	-	-	(2,916,645)

Net Loss	$(11,288)	$(42,349)	$(3,281,105)

Other Comprehensive Loss
Unrealized Loss on available for sale securities	(55,532)	(201,617)	(447,384)

Total Comprehensive Loss	$(66,820)	$(243,966)	$(3,728,489)

Net Loss Available to Shareholder	$(11,288)	$(42,349)
Basic & Diluted Loss per Share	-	-

Weighted Average Shares Outstanding	155,858,285	115,056,425

The accompanying notes are an integral part of these financial statements.

1-900 JACKPOT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			September 1,
			2001
	For the three months ended		Inception of
	November 30		Development
	2007	2006	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss per the period	$(11,288)	$(42,349)	$(3,281,105)
Depreciation	2,558	-	2,558
Gain on Sale of Investments	-	-	(3,221)
Impairment loss on intangible assets	-	-	9,999
(Increase) Decrease in Prepaid Expenses	6,446	1,991	-
(Increase) Decrease in Withholding Taxes	-	(3,532)	-
Increase (Decrease) in Accounts Payable	(4,722)	3,216	5,578
Net Loss from Discontinued Operations	-	-	2,916,645
Net Cash Used on Operating Activities	(7,006)	(40,674)	(349,546)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of Available-for-Sale Securities	-	-	(720,977)
Purchase of Fixed Assets	(76,709)	-	(76,709)
Sale of Available-for-Sale Securities	-	-	42,915
Net Cash Provided by Investing Activities	(76,709)	-	(754,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	(6,373)	-	(168,850)
Proceeds from sale of treasury stock	-	-	164,798
Proceeds from Loans	-	-	1,734,108
Net Cash Provided by Financing Activities	(6,373)	-	1,730,056

Net (Decrease) Increase in Cash and Cash Equivalents	(90,088)	(40,674)	625,739
Cash and Cash Equivalents at Beginning of Period	715,827	861,328	-

Cash and Cash Equivalents at end of Period	$625,739	$820,654	$625,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$4
Franchise and Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for Payment on Loan	$-	$-	$1,734,108
Issued Common Stock for Intangible Asset	$-	$-	$10,000

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

Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company had a wholly owned operating subsidiary that has now been abandoned because of recurring losses.  The Company has no source of revenue, has suffered recurring losses from operations, has a deficit accumulated during the development stage and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

The Company’s future capital requirements will depend on numerous factors including, but not limited to, the Company receiving continued financial support, completing public equity financing, or generating profitable operations in the future.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

1-900 JACKPOT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial statements as of November 30, 2007 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

Nature of Business

The Company has no products or services as of November 30, 2007.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common stock equivalents outstanding as of November 30, 2007 and 2006.

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

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and the reporting currency is the U.S. dollar.  Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year end exchange rates while income and expense accounts are translated at average rates in effect during the year.  Gains and losses on translations are included in income.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and accounts payable at November 30, 2007 approximates their fair values. The carrying values of marketable securities available for sale are based on quoted market prices.

Intangible Assets

The Company has adopted the Financial Accounting Standards Board SFAS No. 142, “Goodwill and Other Intangible Assets” SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance of SFAS 142.

	November 30,
Intangible Asset	2007	2006	Amortization Period
Lottery Assets	$1	$10,000	Indefinite
Total	$1	$10,000

1-900 JACKPOT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation

Fixed assets are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Vehicles	5-7 years

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

NOTE 2- INVESTMENTS

Available-for-Sale Securities

The Company’s securities investment that are bought are held for an indefinite period of time and are classified as available-for-sale securities. Available securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Investments in securities are summarized as follows:

	November 30, 2007
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$-	$447,384	$233,899

	November 30, 2006
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$-	$279,356	$395,676

1-900 JACKPOT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- INVESTMENTS (Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the three months ended November 30, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

For the Three Months Ended
November 30
	2007	2006

Sale Proceeds	$-	$-
Gross Realized Losses	$-	$-
Gross Realized Gains	$-	$-

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4- RELATED PARTY TRANSACTIONS

During the previous year, the Company engaged a Company to manage its Internet and Web Site services. This Company employs Mr. Justin Fisher who is the son of 1-900 Jackpot, Inc.’s CEO. The total of the services purchased during the three months ended November 30, 2007 and 2006 was $0 and $10,000, respectively.

NOTE 5 - SUBSEQUENT EVENTS

On December 16, 2007 the Company entered into a Letter of Intent to acquire of the global assets of New York-based Exmocare LLC, whose Bluetooth-enabled vital sign wristwatch service has been augmenting health and location monitoring of the elderly since mid-2006. Exmocare’s assets include all worldwide patents pending, copyrights, manufacturing, marketing, distribution and licensing rights for Exmocare’s wristworn wireless biosensing technologies. The shareholders of 1-900 Jackpot Inc have agreed to change the company’s name, and have nominated Exmocare founder David Bychkov as the new President of Exmocare Inc. Cheyenne Crow, Exmocare’s Vice President of Government and Corporate sales, will be named VP and Chief Operating Officer. Exmocare Inc will further develop its wristwatch line to address the growing epidemics of diabetes and obesity, and expand its distribution networks to 190 new countries over the next 3 years.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Background and Overview

On February 12, 2002, the Company entered into an agreement to sell the business of its Canadian operating subsidiary to an unrelated third party. The sale agreement included substantially all assets and operations of the consolidated entity with the exception of cash, accounts receivable and raw materials inventory. Gross proceeds from the sale were approximately $420,000 (CAN$650,000). As the sale included substantially all assets and operations of the business the Company effectively discontinued operations on February 12, 2002.

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

Plan of Operations

As used herein the term “Company” refers to 1-900 Jackpot, Inc. (formerly Pultronex Corporation), a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

The Company had no sales or sales revenues for the three months ended November 30, 2007 or 2006.

The Company had no costs of sales revenues for the three months ended November 30, 2007 or 2006. The Company had general and administrative expenses of $28,869 for the three month period ended November 30, 2007 and $74,992 for the same period in 2006.

Capital Resources and Liquidity

At November 30, 2007, the Company had total current assets of $859,638 and total assets of $933,790 as compared to $1,011,704 current assets and $1,011,705 total assets at August 31, 2007.  The Company had a net working capital surplus of $854,060 at November 30, 2007 and $1,001,404 at August 31, 2007. Net stockholders’ equity in the Company was $928,212 as of November 30, 2007 and $1,001,405 at August 31, 2007.

Item 3.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the company.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the reporting period covered by this report, the company carried out an evaluation, under the supervision of the participation of the Company’s management, including the Company’s President, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s President concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Control

Based on his evaluation as of November 30, 2007, there were no significant changes in the Company’s internal control over financial reporting or any other areas that could significantly affect the Company’s internal control subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(1)            Incorporated herein by reference from Registrant’s Form SB-2,Registration Statement, dated February 22, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1-900 Jackpot, Inc.

/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer)

/s/ Brian Fisher
Brian Fisher
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)