Form 10QSB
period 2008-02-29
1-900 Jackpot, Inc.
filed 2008-04-11
CIK 1098686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: Feb 29, 2008

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________ to __________
Commission file number  000-32247

Exmocare, Inc.
(formerly 1-900 Jackpot, Inc.)
(Exact name of small business issuer as
specified in its charter)

Nevada	98-0219399
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3838 Raymert Drive, Suite 3, Las Vegas, NV  89121
(Address of principal executive offices)

(604) 575-0050
Issuer's telephone number

1-900 Jackpot, Inc.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:   February 29, 2008     155,858,285

Transitional Small Business Disclosure Format (check one).
Yes   ;  No   X

Item 1.  Financial Statements

EXMOCARE, INC.
(Formerly 1-900 Jackpot, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	February 29,	August 31,
	2008	2007

Assets
Cash and Cash Equivalents	$3,872	715,827
Marketable securities	2,372	289,431
Prepaid expenses	-	6,446
Total Current Assets	6,244	1,011,704

Advances on acquistion	647,107	-
Withholding taxes receivable	60,934	-
Lottery Assets	1	1
Total Other Assets	708,042	1

Fixed Assets
Auto	76,709	-
Accumulated Deprecation	(6,395)	-
Total Fixed Assets	70,314	-

Total Assets	$784,600	1,011,705

Liabilities and Shareholders’ Equity Liabilities
Accounts payable	$10,578	10,300
Total Current Liabilities	10,578	10,300

Total Liabilities	10,578	10,300

Stockholders' Equity
Preferred Stock, Par Value $.001, Authorized
1,000,000 shares, Issued 0	-	-
Common Stock, Par Value $.001, Authorized 400,000,000
Shares, Issued at February 29, 2008 and
August 31, 2007 - 155,858,285	155,858	155,858
Paid-in Capital	4,506,878	4,506,878
Treasury Stock at Cost	(16,989)	-
Cumulative Other Comprehensive Income	(34,597)	(385,602)
Retained Deficit	(5,912)	(5,912)
Deficit Accumulated During the Development Stage	(3,831,216)	(3,269,817)
Total Stockholders' Equity	774,022	1,001,405

Total Liabilities and Stockholders' Equity	$784,600	1,011,705

The accompanying notes are an integral part of these financial statements.

EXMOCARE, INC.
(Formerly 1-900 Jackpot, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
					September 1,
					2001
	For the three months ended		For the six months ended		Inception of
	February 29,		February 29,		Development
	2008	2007	2008	2007	Stage

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	124,417	85,824	153,286	160,818	646,595
Depreciation	3,837	-	6,395	-	6,395

Net Operating Loss	(128,254)	(85,824)	(159,681)	(160,818)	(652,990)

Other Income (Expenses)
Interest Income	4,274	8,156	11,473	17,254	62,261
Interest Expense	(41)	-	(41)	39,948	(45)
Dividend Income	2,378	16,402	15,318	-	111,449
Gain(Loss) on sale of investment	(428,468)	-	(428,468)	-	(425,247)
Impairment loss on intangible assets	-	-	-	-	(9,999)
Net Other Income	(421,857)	24,558	(401,718)	57,202	(261,581)

Net Loss from Continuing Operations	(550,111)	(61,266)	(561,399)	(103,616)	(914,571)

Discontinued Operations
Loss on Sales of Subsidiary	-	-	-	(321,182)	(2,916,645)

Net Loss	$(550,111)	$(61,266)	$(561,399)	$(424,798)	$(3,831,216)

Other Comprehensive Loss
Unrealized Loss on available for sale securities	(593)	(119,565)	(1,355)	(321,182)	(34,597)

Total Comprehensive Loss	$(550,704)	$(180,831)	$(562,754)	$(745,980)	$(3,865,813)

Net Loss Available to Shareholder	$(550,111)	$(61,266)	$(561,399)	$(103,616)
Basic & Diluted Loss per Share	$(0.004)	$(0.001)	$(0.004)	$(0.001)

Weighted Average Shares Outstanding	155,858,285	77,216,909	155,858,285	77,216,909

The accompanying notes are an integral part of these financial statements.

EXMOCARE, INC.
(Formerly 1-900 Jackpot, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			September 1,
			2001
	For the six months ended		Inception of
	February 29,		Development
	2008	2007	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss per the period	$(561,399)	$(103,616)	$(3,831,216)
Depreciation	6,395	-	6,395
Loss(Gain) on Sale of Investments	428,468	-	425,247
Impairment loss on intangible assets	-	-	9,999
(Increase) Decrease in Prepaid Expenses	6,446	1,740	-
(Increase) Decrease in Withholding Taxes	(60,934)	(5,991)	(60,934)
(Increase) Decrease in Advances re acquisition	(647,107)		(647,107)
Increase (Decrease) in Accounts Payable	278	(584)	10,578
Net Loss from Discontinued Operations	-	-	2,916,645
Net Cash Used on Operating Activities	(827,853)	(108,451)	(1,170,393)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of Available-for-Sale Securities	-	-	(720,977)
Purchase of Fixed Assets	(76,709)	-	(76,709)
Sale of Available-for-Sale Securities	209,596	-	252,511
Net Cash Provided by Investing Activities	132,887	-	(545,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	(16,989)	(162,477)	(179,466)
Proceeds from sale of treasury stock	-	164,798	164,798
Proceeds from Loans	-	-	1,734,108
Net Cash Provided by Financing Activities	(16,989)	2,321	1,719,440

Net (Decrease) Increase in Cash and Cash Equivalents	(711,955)	(106,130)	3,872
Cash and Cash Equivalents at Beginning of Period	715,827	861,328	-

Cash and Cash Equivalents at end of Period	$3,872	$755,198	$3,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$41	$-	$4
Franchise and Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for Payment on Loan	$-	$-	$1,734,108
Issued Common Stock for Intangible Asset	$-	$-	$10,000

The accompanying notes are an integral part of these financial statements.

EXMOCARE, INC.
(formerly 1-900 Jackpot, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Exmocare, Inc. (formerly 1-900 Jackpot, Inc.) (a development stage company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

EXMOCARE, INC.
(formerly 1-900 Jackpot, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial statements as of February 29, 2008 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

On July 12, 2005, Pultronex Corporation changed its name to 1-900 Jackpot, Inc.

As reported in the quarterly filing of November 30, 2007, the Company proposed to change its name to Exmocare, Inc. This was completed at the Nevada Secretary of State on February 20, 2008.

EXMOCARE, INC.
(formerly 1-900 Jackpot, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has no products or services as of February 29, 2008.  The Company was organized as a vehicle to seek merger or acquisition candidates.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

The Company had acquired certain Intellectual Lottery Product assets in exchange for stock. The Company intended to license these products to various government-run lotteries and private and public companies that are seeking new products for their operations.  Because of the passage of the Safe Port Act, the Company has determined that lottery operations that were planned may no longer be possible. At this time this operation is suspended.

On December 16, 2007 the Company entered into a Letter of Intent to acquire of the global assets of New York-based Exmocare LLC, whose Bluetooth-enabled vital sign wristwatch service has been augmenting health and location monitoring of the elderly since mid-2006.  Exmocare’s assets include all worldwide patents pending, copyrights, manufacturing, marketing, distribution and licensing rights for Exmocare’s wristworn wireless biosensing technologies.  The shareholders of 1-900 Jackpot Inc have agreed to change the company’s name, and have nominated Exmocare founder David Bychkov as the new President of Exmocare Inc.  Cheyenne Crow, Exmocare’s Vice President of Government and Corporate sales, will be named VP and Chief Operating Officer.  Exmocare Inc plans to further develop its wristwatch line to address the growing epidemics of diabetes and obesity, and expand its distribution networks to 190 new countries over the next 3 years.

Currently the Exmocare’s new BT2 vital sign monitoring device has been manufactured and is being tested. The test results will be available over the next few weeks. The Company has advanced $647,107 to the new entities in support of the new product development.

EXMOCARE, INC.
(formerly 1-900 Jackpot, Inc.)
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

Loss per Share

Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common stock equivalents outstanding as of February 29, 2008 and February 28, 2007.

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

EXMOCARE, INC.
(formerly 1-900 Jackpot, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company has a net operating loss for income taxes.  Due to the regulatory limitation in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses.  Therefore, a deferred tax asset has not been recorded.  There are no significant tax differences requiring deferral.

Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform with the 2007 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and accounts payable at February 29, 2008 approximates their fair values. The carrying values of marketable securities available for sale are based on quoted market prices.

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

	February 29,
Intangible Asset	2008	2007	Amortization Period
Lottery Assets	$1	$10,000	Indefinite

Total	$1	$10,000

EXMOCARE, INC.
(formerly 1-900 Jackpot, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation

Fixed assets are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Vehicles	5-7 years

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.  Depreciation expense for the 6months ended February 29, 2008 was $6,395.

NOTE 2- INVESTMENTS

Available-for-Sale Securities

The Company’s securities investments that are bought are held for an indefinite period of time and are classified as available-for-sale securities. Available securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

Investments in securities are summarized as follows:

	February 29, 2008
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$-	$40,846	$2,372

	February 28, 2007
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$-	$405,171	$276,111

EXMOCARE, INC.
(formerly 1-900 Jackpot, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2- INVESTMENTS (Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the three months ended February 29, 2008 and February 28, 2007, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

	For the Three Months Ended
	February 29,	February 28,
	2008	2007

Sale Proceeds	$209,596	$-
Gross Realized Losses	$428,468	$-
Gross Realized Gains	$-	$-

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4- RELATED PARTY TRANSACTIONS

During the previous year, the Company engaged a Company to manage its Internet and Web Site services. This Company employs Mr. Justin Fisher who is the son of Exmocare, Inc.’s CEO. The total of the services purchased during the three months ended February 29, 2008 and 2007 was $0 and $10,000, respectively.

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

As a consequence of the above agreement, management has abandoned the operations of the subsidiary company (Pultronex Corporation of Alberta) and has finalized an orderly wind-up of the affairs of the subsidiary and the parent company (Exmocare, Inc. (formerly 1-900 Jackpot, Inc.) has become totally inactive.

All subsequent filings of the company (Exmocare, Inc. (formerly 1-900 Jackpot, Inc. and Pultronex Corporation of Nevada) will reflect the fact that the subsidiary company (Pultronex Corporation of Alberta) has been abandoned and the financial results of the subsidiary shall be longer be consolidated into the financial statements of the reporting entity (Exmocare, Inc. (formerly 1-900 Jackpot, Inc.).

Plan of Operations

As used herein the term “Company” refers to (Exmocare, Inc. (formerly 1-900 Jackpot, Inc.) a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a blank check company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

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

On December 16, 2007 the Company entered into a Letter of Intent to acquire of the global assets of New York-based Exmocare LLC, whose Bluetooth-enabled vital sign wristwatch service has been augmenting health and location monitoring of the elderly since mid-2006.  Exmocare’s assets include all worldwide patents pending, copyrights, manufacturing, marketing, distribution and licensing rights for Exmocare’s wristworn wireless biosensing technologies.  The shareholders of 1-900 Jackpot Inc have agreed to change the company’s name, and have nominated Exmocare founder David Bychkov as the new President of Exmocare Inc.  Cheyenne Crow, Exmocare’s Vice President of Government and Corporate sales, will be named VP and Chief Operating Officer.  Exmocare Inc plans to further develop its wristwatch line to address the growing epidemics of diabetes and obesity, and expand its distribution networks to 190 new countries over the next 3 years.

Currently the Exmocare’s new BT2 vital sign monitoring device has been manufactured and is being tested. The test results will be available over the next few weeks. The Company has advanced $647,107 to the new entities in support of the new product development.

The Company had no sales or sales revenues for the three months ended February 29, 2008 or 2007.

The Company had no costs of sales revenues for the three months ended February 29, 2008 or 2007. The Company had general and administrative expenses of $124,417 for the three month period ended February 29, 2008 and $85,824 for the same period in 2007.

The Company had no costs of sales revenues for the six months ended February 29, 2008 or 2007. The Company had general and administrative expenses of $153,286 for the three month period ended February 29, 2008 and $160,818 for the same period in 2007.

Capital Resources and Liquidity

At February 29, 2008, the Company had total current assets of $6,244 and total assets of $784,600 as compared to $1,011,704 current assets and $1,011,705 total assets at August 31, 2007.  The Company had a net working capital deficit of $4,334 at February 29, 2008 and net working capital of $1,001,404 at August 31, 2007. Net stockholders’ equity in the Company was $774,022 as of February 29, 2008 and $1,001,404 at August 31, 2007.

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

(b) Changes in Internal Control

Based on his evaluation as of February 29, 2008, there were no significant changes in the Company’s internal control over financial reporting or any other areas that could significantly affect the Company’s internal control subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(1)           Incorporated herein by reference from Registrant’s Form SB-2,
Registration Statement, dated February 22, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exmocare, Inc.
(formerly 1-900 Jackpot, Inc.)

/s/ Brian Fisher
Brian Fisher
President and Director
(Principal Executive Officer and Principal Financial Officer)